Form 10-K
period 1993-12-31
CARLISLE PLASTICS INC
filed 1994-02-18
CIK 846902

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       [FEE REQUIRED]
       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
       1934 [NO FEE REQUIRED]
       FOR THE TRANSITION PERIOD FROM                 TO

                            ------------------------

                         Commission file number 1-10756

                            CARLISLE PLASTICS, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
                        (State or other jurisdiction of
                         incorporation or organization)

                                   04-2891825
                                (I.R.S. employer
                              identification no.)

                            ------------------------

                        Commission file number 33-35966

                                POLY-TECH, INC.
             (Exact name of registrant as specified in its charter)

                                   Minnesota
                        (State or other jurisdiction of
                         incorporation or organization)

                                   41-1503086
                                (I.R.S. Employer
                              identification no.)

                            ------------------------

                          One Union Street, Boston, MA
                    (Address of principal executive offices)

                                     02108
                                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (617) 557-2600

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                     TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
                     -------------------                     -----------------------------------------
            CLASS A COMMON STOCK, $.01 PAR VALUE                      NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT*:
     13.75% SENIOR NOTES DUE 1997
     SENIOR VARIABLE RATE NOTES DUE 1994
     SENIOR VARIABLE RATE NOTES DUE 1997
     10.25% SENIOR NOTES DUE 1997
         (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES /X/ NO / /
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

AS OF JANUARY 31, 1994 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $55,887,024 BASED ON THE CLOSING MARKET VALUE ON THAT DAY.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

AT JANUARY 31, 1994, 8,005,401 AND 9,618,694 SHARES OF CARLISLE PLASTICS, INC. CLASS A COMMON STOCK AND CLASS B COMMON STOCK, RESPECTIVELY, WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held April 26, 1994 are incorporated by reference into Part III of this
Form 10-K, to the extent described in such Part III.
* The classes of securities set forth under the above heading have not been registered under Section 12(g) of the Act. With respect to the securities, this Form 10-K is filed pursuant to Section 15(d) of the Act, because registration statements were filed under the Securities Act of 1933 relating to such classes of securities. Poly-Tech, Inc. ("Poly-Tech"), as a guarantor of the 13.75% Senior Notes Due 1997 (the "13.75% Notes"), Senior Variable Rate Notes Due 1994 (the "1994 Notes"), Senior Variable Rate Notes Due 1997 (the "1997 Notes") (together with the 1994 Notes, the "Variable Rate Notes") and 10.25% Senior Notes Due 1997 (the "10.25% Notes"), is a registrant under this Form 10-K.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Carlisle Plastics, Inc. (the "Company") is a global leader in the production of consumer products made from plastics. The Company's products include trash bags, garment hangers and sheeting used for home improvement, construction and agriculture. The Company's trash bag products include private label and institutional lines, as well as the Company's own national consumer brands. Other Company products include plastic bottles, containers and packaging.

     The Company's film products (including trash bag, sheeting and industrial film products) in 1993, 1992 and 1991 accounted for 65.4%, 67.7% and 69.6%, respectively, of the Company's consolidated net sales. The Company's molded products (including hangers, bottles and containers) in 1993, 1992 and 1991 accounted for 34.6%, 32.3% and 30.4%, respectively, of the Company's consolidated net sales.

     Poly-Tech, which is an additional registrant hereunder, is a wholly-owned subsidiary of the Company.

HISTORY

     The Company was incorporated in Delaware in 1985 and adopted its present name in February, 1989. In 1989, the Company acquired 79% ownership in Poly-Tech. In 1990, the Company, through Poly-Tech, purchased 100% of the outstanding capital stock of American Western Corporation ("American Western").

     In 1991, the Company completed an initial public offering (the "Class A Stock Offering"). In conjunction with the Class A Stock Offering, the Company converted all shares of the Company's outstanding common stock into shares of Class B Common Stock; acquired the 21% minority interests in its directly owned subsidiaries in exchange for shares of Class A Common Stock; and changed its tax status from a "S" corporation to a "C" corporation.

     In July 1991, the Company purchased a two-thirds interest in Rhino-X Industries, Inc. ("Rhino-X"). Under a put and call arrangement signed in conjunction with the acquisition of Rhino-X, the Company purchased the remaining shares on January 1, 1994.

PRODUCTS

     The Company supplies plastic trash bags to three major markets. For mass merchandise and other retail stores, the Company provides Ruffies(R), a national brand consumer trash bag. For grocery chains nationwide, the Company provides private label consumer trash bags and food contact products, such as sandwich bags and wrap, recloseable bags and freezer bags. For institutional customers, such as food service distributors, janitorial supply houses, restaurants, hotels and hospitals, the Company provides heavy-duty trash liners.

     The Company's leading plastic sheeting product, Film-Gard(R), is sold to consumers and professional contractors through do-it-yourself outlets, home improvement centers and hardware stores. A wide range of Film-Gard(R) products are sold for various uses, including painting, renovation/construction, landscaping and agriculture. The Company's industrial packaging film is sold directly to manufacturers for use as shrink wrap and for other packaging requirements.

     The Company sells molded plastic garment hangers to four markets. The first is garment manufacturers who place their clothes on the Company's hangers before shipping to retail outlets. Another is the stores themselves, who buy standard Company hanger lines for retail display. For national retailers, the Company creates and sells customized hanger designs. The Company also supplies consumer plastic hangers directly to mass merchandise stores.

     The Company manufactures a line of plastic bottles marketed to the dairy, water, juice, food and industrial markets on the eastern coast of the United States.

     The Company operates in a competitive marketplace where success is dependent upon price, service and quality. The Company has positioned itself as a major supplier of innovative plastic products to large, rapidly growing national customers at the highest levels of value, service and quality.

     In the consumer trash bag market, the Company competes primarily with two highly advertised national brands, as well as other private and controlled label products. The Company has historically concentrated on mass merchandisers as the primary market for its branded trash bags, while the other major national brands are marketed primarily through food retailers.

RAW MATERIALS

     The primary raw materials used by the Company in the manufacture of its products are various plastic resins, primarily polyethylene. Because plastic resins are commodity products, the Company selects its suppliers primarily on the basis of price. Consequently, the Company's sources for plastic resins tend to vary from year to year. Shortages of plastic resins have been infrequent.

     The Company uses in excess of 400 million pounds of plastic resins annually. At this level, the Company is one of the largest purchasers of plastic resin in the United States. Management believes that large volume purchases of plastic resin result in lower unit raw material costs.

     Natural gas and crude oil markets experience substantial cyclical price fluctuations as well as other market disturbances, including shortages of supply, the effect of OPEC policy and crises in the oil producing regions of the world. The capacity, supply and demand for plastic resins and the petrochemical intermediates from which they are produced are also subject to cyclical and other market factors. Plastic resin prices may fluctuate as a result of these factors.

     The Company may not always be able to pass through increases in the cost of its raw materials to its customers in the form of price increases. To the extent that increases in the cost of plastic resin cannot be passed on to its customers, such increases may have a detrimental impact on the profitability of the Company due to decreases in its profit margins.

MAJOR CUSTOMERS

     The Company has no customer that accounts for over 10% of its consolidated net sales.

EMPLOYEES

     As of December 31, 1993, the Company employed approximately 2,800 full-time employees, of whom approximately 2,400 are engaged in manufacturing and approximately 400 are engaged in administration and sales.

CYCLICALITY AND SEASONALITY OF PORTIONS OF BUSINESS

     The trash bag and plastic bottle businesses, which account for approximately 50% of 1993 consolidated net sales, have been stable during the recent economic cycles. The hanger, construction film and industrial film businesses, which are sensitive to economic conditions, gained market share in the difficult market conditions of 1992 and 1993.

     Historically, the Company's results have been affected, in part, by the nature of its customers' purchasing trends for various seasonal and promotional programs. The first quarter is typically the least profitable quarter, and the third quarter is the strongest due to demands for hangers during the holiday season, lawn and leaf bags in the fall and strong promotional activity by major mass merchandisers.

ENVIRONMENTAL AND SAFETY MATTERS

     The Company is currently not subject to any environmental proceedings. During 1993, the Company did not make any material capital expenditures for environmental control facilities, nor does it anticipate any in the near future.

     Actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by the Company or otherwise adversely affect the demand for its products.

     At present, environmental laws and regulations do not have a material adverse effect upon the demand for the Company's products. The Company is aware, however, that certain local governments have adopted ordinances prohibiting or restricting the use or disposal of certain plastic products that are among the types of products produced by the Company. If such prohibitions or restrictions were widely adopted, such regulatory and environmental measures could have a material adverse effect upon the Company. In addition, a decline in consumer preferences for plastic products due to environmental considerations could have a material adverse effect upon the Company.

     In addition, certain of the Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. While historically the Company has not had to make significant capital expenditures for environmental compliance, the Company cannot predict with any certainty its future capital expenditures for environmental compliance because of continually changing compliance standards and technology. The Company does not currently have any insurance coverage for environmental liabilities and does not anticipate obtaining such coverage in the future.

ITEM 2.  PROPERTIES

     The Company utilizes approximately 618,700 square feet of leased space and approximately 1,713,000 square feet of space owned by the Company.

     The Company maintains its headquarters in Massachusetts. Such headquarters consist of 5,700 square feet of office space leased from an affiliate.

     The principal properties of the Company are as follows:

                                                       DESCRIPTION            LEASED         OWNED
                     LOCATION                          OF PROPERTY           (SQ. FT.)     (SQ. FT.)
                     --------                          -----------           ---------     ---------
    Phoenix, Arizona...........................  Distribution Warehouse        115,000
    Phoenix, Arizona...........................  Divisional Office              33,000
    San Francisco, California..................  Distribution Warehouse         11,000
    Santa Ana, California......................  Distribution Warehouse        124,000
    Auburndale, Florida........................  Manufacturing                  54,000
    Portland, Maine............................  Manufacturing                  17,000
    Jessup, Maryland...........................  Manufacturing                  60,000
    Boston, Massachusetts......................  Corporate Offices               5,700
    Tijuana, Mexico............................  Manufacturing                                60,000
    Fairmont, Minnesota........................  Manufacturing and                            66,000
                                                 Distribution Warehouse
    Minneapolis, Minnesota.....................  Manufacturing,                              189,000
                                                 Distribution Warehouse,
                                                 and Divisional Offices
    Woodbridge, New Jersey.....................  Sales and Marketing            12,000
    Batavia, New York..........................  Manufacturing                  20,000
    Battleboro, North Carolina.................  Manufacturing and                           391,000
                                                 Distribution Warehouse                      180,000
                                                 and Divisional Offices
    Thomasville, North Carolina................  Manufacturing and             157,000
                                                 Distribution Warehouse
    Berwick, Pennsylvania......................  Manufacturing                               197,000
    E. Greenville, Pennsylvania................  Manufacturing                                20,000
    Ringtown, Pennsylvania.....................  Manufacturing and                           205,000
                                                 Distribution Warehouse
    Sioux Falls, South Dakota..................  Manufacturing and                           221,000
                                                 Distribution Warehouse
    Victoria, Texas............................  Manufacturing and                           184,000
                                                 Distribution Warehouse
    Webster, Texas.............................  Distribution Warehouse         10,000

- ---------------
     The Company also leases properties in Hong Kong.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock has been listed on the New York Stock
Exchange under the trading symbol "CPA" since May 1991. The Company's Class B
Common Stock has restrictions on transfer and ownership; accordingly, no trading market will develop in the Class B Common Stock and the Class B Common Stock will not be listed or traded on any exchange or in any market.

     Price range of Class A Common Stock:

                                                       1993             1992
                                                   ------------     ------------
                                                   HIGH     LOW     HIGH     LOW
                                                   ----     ---     ----     ---
            First Quarter......................   $7       $5 3/8  $12 7/8   $9 1/4
            Second Quarter.....................    6        5       10 5/8    5 1/8
            Third Quarter......................    7        5 5/8    5 1/4    3 3/8
            Fourth Quarter.....................    8 1/4    5 1/4    5 7/8    3 3/8

     The Company estimates that it had 7,000 beneficial owners of the Class A Common Stock at December 31, 1993. The Company's Class B Common Stock was held by 8 record holders at December 31, 1993. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to twenty votes. As of December 31, 1993, officers and directors of the Company controlled 74.4% of the combined voting power of the two classes of stock.

     The indentures for the Company's senior notes generally prohibit the Company from paying dividends on its common stock (other than dividends on non-convertible capital stock or certain other securities). See Notes to Consolidated Financial Statements included herein.

ITEM 6.  SELECTED FINANCIAL DATA

     SELECTED HISTORICAL FINANCIAL DATA OF THE COMPANY:

                                                                  YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------
                                                  1993         1992       1991(A)      1990(A)      1989(A)
                                                --------     --------     --------     --------     --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net Sales.....................................  $360,895     $359,856     $343,637     $324,724     $211,600
Income (Loss) Before Extraordinary Item and
  Change in Accounting Principle (b)(c).......  $  5,832     $ (6,214)    $  5,393     $  3,851     $  6,645
Net Income (Loss) (b)(c)......................  $  7,184     $ (6,303)    $  1,817     $  3,851     $  6,645
Pro Forma Net Income (d)......................                            $  4,505     $  3,589     $  4,901
Income (Loss) per Common Share:
  Income (Loss) Before Extraordinary Item.....  $    .33     $   (.35)
  Net Income (Loss)...........................  $    .41     $   (.36)
Pro Forma Income per Common Share (d):
  Income Before Extraordinary Item............                            $    .54     $    .33     $    .45
  Net Income..................................                            $    .30     $    .33     $    .45
Average Number of Common and Common Equivalent
  Shares Outstanding (e)......................    17,737       17,610       14,996       10,811       10,811
                                                ========      =======     ========     ========     ========
BALANCE SHEET DATA (End of Period):
Total Assets..................................  $325,848     $325,170     $304,596     $286,978     $159,062
Long-Term Debt (f)............................  $183,101     $198,994     $155,885     $202,447     $113,939

- ---------------

(a) In April 1989, the Company acquired 79% of the stock of Poly-Tech. In March 1990, Poly-Tech acquired 100% of the stock of American Western. In May 1991, the Company acquired the remaining 21% of Poly-Tech. In July 1991, the Company acquired 66.6% of the stock of Rhino-X. Results are included from the date of each respective purchase.

(b) In 1992, pretax income was reduced by $7.7 million for a new product introduction and $4.3 million for a restructuring charge. In 1991, pretax income was reduced by $3.4 million for a restructuring charge. In 1990, pretax income was net of certain non-recurring costs aggregating approximately $4.1 million, including $1.3 million settlement of a loan guarantee, $0.7 million estimated loss on property, and $2.1 million of costs associated with termination of the phantom stock plan, expenses incurred in connection with the American Western acquisition and transition of a manufacturing plant to Mexico. Net income was reduced $234, $89 and $3,576 in 1993, 1992 and 1991, respectively, for extraordinary items related to the early extinguishment of debt. Net income in 1993 was also increased by $1,586 for the cumulative effect of an accounting principle change relating to income taxes.

(c) In 1991, the provision for income taxes includes a $3.0 million non-recurring deferred tax charge to recognize tax effects of timing differences on conversion of the Company from a "S" corporation to a "C" corporation.

(d) Pro forma net income includes a provision for income taxes as if the entire Company had been a "C" corporation for the entire year.

(e) Share amounts in 1991, 1990 and 1989 have been retroactively adjusted to reflect a 125.9-for-1 stock split in May 1991.

(f) Includes junior subordinated notes due to stockholders and affiliates in the aggregate amount of $7.0 million in 1991, 1990 and 1989.

    SELECTED HISTORICAL FINANCIAL DATA OF POLY-TECH (A):

                                                                                          APRIL 7      JANUARY 1
                                                     YEAR ENDED DECEMBER 31,              THROUGH       THROUGH
                                            -----------------------------------------   DECEMBER 31,    APRIL 6,
                                              1993       1992       1991     1990(B)        1989         1989
                                              ----       ----       ----     --------   ------------   ---------
                                                                       (IN THOUSANDS)
INCOME STATEMENT DATA:
Net Sales.................................  $200,100   $206,359   $213,217   $207,793     $ 76,881      $23,031
Income (Loss) Before Extraordinary Item
  and Change in Accounting Principle
  (c).....................................  $   (917)  $ (6,945)  $  5,401   $  4,451     $  2,747      $  (296)
Net Income (Loss) (c) (d).................  $ (1,820)  $ (6,959)  $  5,260   $  4,451     $  2,747      $  (296)
BALANCE SHEET DATA (End of Period):
Total Assets..............................  $176,306   $182,911   $192,571   $193,843     $ 80,628      $48,805
Long-Term Debt (e)........................  $    640   $    940   $ 24,551   $ 23,175     $  4,500      $18,100

- ---------------
(a) Since April 7, 1989, the financial data of Poly-Tech have been consolidated with those of the Company.

(b) In March 1990, Poly-Tech acquired 100% of the stock of American Western. Results are included from the date of purchase.

(c) In 1992, pretax income is reduced by $3.6 million for a restructuring charge. In 1990, pretax income is reduced by $0.7 million for an estimated loss on property.

(d) Net income was reduced $14 and $141 in 1992 and 1991, respectively, for extraordinary items related to the early extinguishment of debt. In 1993, net income was reduced $903 for the cumulative effect of an accounting principle change relating to income taxes.

(e) Long-term debt does not include Intercompany Notes payable to Poly-Tech's parent, Carlisle Plastics, Inc. For the periods ended December 31, Intercompany Notes totalled $118,806, $118,806, $90,000, $90,000 and $35,000 for 1993, 1992, 1991, 1990 and 1989, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

         RESULTS OF OPERATIONS

     The following table sets forth certain operating data for each of the three years in the period ended December 31, 1993 as a percentage of net sales:

                                                                       YEAR ENDED DECEMBER 31,
                                                                      -------------------------
                                                                      1993      1992      1991
                                                                      ----      ----      ----
Net Sales.........................................................    100.0%    100.0%    100.0%

Gross Profit......................................................     27.4%     26.8%     30.3%

Operating Expenses................................................     17.9%     18.8%     18.4%
Goodwill and Other Amortization...................................       .8%       .7%       .7%
New Product Introduction..........................................       --       2.2%       --
Restructuring.....................................................       --       1.2%      1.0%
                                                                      -----     -----     -----
          Total Operating Expenses................................     18.7%     22.9%     20.1%

Income from Operations............................................      8.7%      3.9%     10.2%

Interest Expense..................................................      6.3%      6.1%      6.6%

Interest and Other Income.........................................      (.1)%     (.1)%     (.4)%

Income (Loss) Before
  Extraordinary Item and Change in Accounting Principle                 1.6%     (1.7)%     1.6%

Net Income (Loss).................................................      2.0%     (1.8)%      .5%

  1993 as Compared with 1992

     Net sales were $360.9 million in 1993 compared to $359.9 million in 1992. Unit volume for 1993 increased 4 percent from 1992.

     Gross profit increased 2.6 percent to $98.9 million in 1993 from $96.4 million in 1992. Gross margin as a percent of sales increased to 27.4 percent in 1993 from 26.8 percent in 1992. The increase was largely due to improved margins for the film products group due to lower costs.

     Operating expenses decreased 18.1 percent in 1993 to $67.4 million from $82.3 million in 1992. Operating expenses as a percent of sales decreased to
18.7 percent from 22.9 percent in 1992. Operating expenses in 1992 included $7.7 million associated with a new product introduction and $4.3 million of restructuring charges. These restructuring charges were utilized for realignment of production facilities, management reorganization, product re-engineering and reduction of product offerings.

     Interest expense, including amortization of deferred financing costs, increased to $22.5 million in 1993 from $22.0 million in 1992 due to the issuance of $90.0 million 10.25% Notes in June of 1992. Interest expense for 1993 was reduced $0.8 million as the result of interest rate swap agreements.

     The Company recorded a tax provision of $3.5 million in 1993, reflecting an effective tax rate of 37.2 percent, compared to a benefit of ($0.7) million in 1992 as a result of losses incurred.

     Net income increased to $7.2 million in 1993 from a net loss of ($6.3) million in 1992. Net income in 1993 and 1992 included an after-tax extraordinary charge of $0.2 and $0.1 million, respectively, relating to the early extinguishment of debt. Net income in 1993 also included a $1.6 million net benefit from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

  1992 Compared with 1991

     Net sales increased 4.7 percent in 1992 to $359.9 million from $343.6 million in 1991. Unit volume increased 18 percent from 1991, partially offset by reductions in selling prices in the film products group.

     Gross profit decreased 7.3 percent in 1992 to $96.4 million from $104.0 million in 1991. Gross margin as a percent of sales decreased to 26.8 percent in 1992 from 30.3 percent in 1991. The decrease in 1992 resulted from heavy promotional activity by competitors in certain segments of the plastic trash bag market.

     Operating expenses increased 19.2 percent in 1992 to $82.3 million from $69.1 million in 1991. Operating expenses as a percent of net sales increased to
22.9 percent in 1992 from 20.1 percent in 1991. Operating expenses for 1992 included $7.7 million associated with a new product introduction and $4.3 million charges as a result of a restructuring plan.

     Interest expense, including amortization of deferred financing costs, was $22.0 million in 1992 compared to $22.6 million in 1991. The decrease resulted from repayment of long-term debt from the proceeds of the Class A Stock Offering in May 1991 and lower interest rates in 1992. The decrease was partially offset by the issuance of the 10.25% Notes in June of 1992.

     Interest and other income was $0.5 million in 1992 compared to $1.5 million in 1991. The 1991 amount included interest income from investment of the proceeds from the Class A Stock Offering until they were used to repay Company indebtedness.

     The Company recorded a benefit of ($0.7) million in 1992 for income taxes, compared to a provision of $8.3 million in 1991. The 1991 provision included $3.0 million recorded for a non-recurring deferred tax charge to recognize the tax effects of timing differences on conversion of the Company from a "S" corporation to a "C" corporation.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash provided from operations increased 47.7 percent to $19.5 million in 1993 from $13.2 million in 1992 primarily due to the increase in net income.

     The Company's working capital of $54.3 million at December 31, 1993 decreased $7.6 million from December 31, 1992. This was primarily due to the reclassification of the $10.0 million 1994 Notes and a $2.7 million stock purchase obligation from long-term to current.

     The Company's $10.0 million of 1994 Notes become due in March 1994. In addition, the Company is actively pursuing refinancing alternatives for $68.5 million of the 13.75% Notes, which become callable at the option of the Company at 103.93% of the outstanding principal amount in April 1994.

     In September 1993, the Company received $2.0 million from the termination of an interest rate swap agreement, which it had entered into in June 1993. This gain has been deferred and is being amortized over the original term of the swap agreement.

     In September 1993, the Company entered into a new interest rate swap agreement on a notional principal amount of $90.0 million, terminating in June 1997, matching the principal and due date of the Company's 10.25% Notes. Under the agreement, the Company receives interest at a fixed rate and pays interest at a floating rate, which is established in arrears at six month intervals. In December 1993, the Company received $0.3 million from the first settlement period of the swap agreement.

     The net interest differential and amortization of the deferred gain of $0.8 million was recorded as a reduction of interest expense in 1993. The agreement is collateralized by the Company's accounts receivable.

     The Company is subject to interest rate risk during the term of the swap agreement. A sufficient increase in market interest rates during the term of the agreement could result in the Company having a net payment obligation under the agreement. Further, the Company is subject to credit risk exposure from nonperformance by the counterparty during periods when such party has a net payment obligation to the Company.

     The Company expects its cash on hand and funds from operations will be sufficient to cover future operating cash requirements. Approximately $179.7 million of the Company's outstanding indebtedness matures in 1997. Management believes that the Company will have the funds necessary to meet all of its financing requirements and obligations, based upon the Company's ability to generate funds from operations and obtain additional credit facilities.

     The Company plans to use cash generated from operations and other sources to retire long-term indebtedness. The Company expects to fund its 1994 capital expenditures from cash from operations approximately equal to its 1994 depreciation expense.

TAX LAW CHANGE

     The Omnibus Budget Reconciliation Act of 1993 (the "Act") was signed into law on August 10, 1993. Under SFAS No. 109, the effect of changes in tax law or rates is reported as a component of income tax expense from continuing operations in the period of enactment. The Act has not significantly changed the income tax consequences for the Company.

ACCOUNTING PRONOUNCEMENTS

     In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting for Impairment of a Loan," and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has evaluated the effects of these standards and believes that they will not affect the Company's financial condition or operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 beginning on page 11.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the Company's 1994 Proxy Statement under the caption "Election of Directors" is incorporated herein by reference. Each of the executive officers of the Company is also a director of the Company; thus, the required information regarding executive officers of the Company is included in the 1994 Proxy Statement. Information in response to this Item with respect to Poly-Tech is set forth in Appendix A under the caption "Directors and Executive Officers," which is included in this Form 10-K starting on page 43, following the Consolidated Financial Statements and Consolidated Financial Statement Schedules.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth in the 1994 Proxy Statement under the caption "Executive Compensation" (except for the information under the subheadings "Compensation Committee Report on Executive Compensation" and "Stock Performance") is incorporated herein by reference and also as it relates to the directors and officers with respect to Poly-Tech (as described in Appendix A under the caption "Executive Compensation").

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the 1994 Proxy Statement under the caption "Security Ownership of Principal Shareholders and Management" is incorporated herein by reference. Information in response to this Item with respect to Poly-Tech is set forth in Appendix A under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth in the 1994 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:
         1. Consolidated Financial Statements
            CARLISLE PLASTICS, INC. AND SUBSIDIARIES
            Independent Auditors' Report
            Consolidated Balance Sheets at December 31, 1993 and 1992 Consolidated Statements of Operations for the years ended December 31, 1993, 1992 and 1991
            Consolidated Statements of Stockholders' Equity for the years ended December 31, 1993,
                 1992 and 1991
            Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991
            Notes to Consolidated Financial Statements

         2. Consolidated Financial Statement Schedules of Carlisle Plastics, Inc. required to be filed by Item 8 and Paragraph (d) of this Item 14
            Schedule III -- Condensed Financial Information of Registrant
            Schedule V -- Property, Plant and Equipment
            Schedule VI -- Accumulated Depreciation and Amortization of Property, Plant and
                 Equipment
            Schedule VIII -- Valuation and Qualifying Accounts
            Schedule X -- Supplementary Income Statement Information
            Such schedules and reports are at pages 36 through 42 of this report.

            All other schedules for Carlisle Plastics, Inc. and Subsidiaries and all schedules for Poly-Tech, Inc. have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

         3. The Exhibits are listed in the Index of Exhibits required by Item 601 of Regulation S-K at Item (c) below.

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

     (c) The Index to Exhibits and required Exhibits are included following the Consolidated Financial Statement Schedules beginning at page 44 of this report.

     (d) The Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules are included following the signatures beginning at page 14 of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CARLISLE PLASTICS, INC.

Dated: February 18, 1994

                                          By       /s/ WILLIAM H. BINNIE
                                             -----------------------------------
                                                      William H. Binnie
                                                    Chairman of The Board
                                                 and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                      DATE
                  ---------                                 -----                      ----
            /s/ WILLIAM H. BINNIE                Chairman of the Board and      February 18, 1994
- ---------------------------------------------    Chief Executive Officer
              William H. Binnie                  (principal executive
                                                 officer)

             /s/ RAJIV P. BHATT                  Chief Financial Officer,       February 18, 1994
- ---------------------------------------------    Secretary and Director
               Rajiv P. Bhatt                    (principal financial and
                                                 accounting officer)

           /s/ CLIFFORD A. DEUPREE               Director                       February 18, 1994
- ---------------------------------------------
             Clifford A. Deupree

           /s/ YEHOCHAI SCHNEIDER                Director                       February 18, 1994
- ---------------------------------------------
             Yechochai Schneider

        /s/ CLARENCE M. SCHWERIN III             Director                       February 18, 1994
- ---------------------------------------------
          Clarence M. Schwerin III

          /s/ SAMUEL H. SMITH, JR.               Director                       February 18, 1994
- ---------------------------------------------
            Samuel H. Smith, Jr.

          /s/ DAVID E. WILBUR, JR.               Director                       February 18, 1994
- ---------------------------------------------
            David E. Wilbur, Jr.

             /s/ GRANT M. WILSON                 Director                       February 18, 1994
- ---------------------------------------------
               Grant M. Wilson

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        POLY-TECH, INC.

Dated: February 18, 1994

                                        By
                                                   /s/WILLIAM H. BINNIE
                                            ------------------------------------
                                                     William H. Binnie
                                                      Chairman of The
                                                          Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                  TITLE                       DATE
                   ---------                                  -----                       ----
             /s/ WILLIAM H. BINNIE                 Chairman of the Board           February 18, 1994
- -----------------------------------------------    (principal executive
               William H. Binnie                   officer)

              /s/ RAJIV P. BHATT                   Vice President, Secretary       February 18, 1994
- -----------------------------------------------    and Chief Financial Officer
                Rajiv P. Bhatt                     (principal financial and
                                                   accounting officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                                                       PAGE
                                                                                   REFERENCE IN
                                                                                    REPORT ON
                                                                                    FORM 10-K
                                                                                   ------------
CARLISLE PLASTICS, INC. AND SUBSIDIARIES
Independent Auditors' Report                                                              15
Consolidated Balance Sheets at December 31, 1993 and 1992                                 16
Consolidated Statements of Operations for the years ended December 31, 1993, 1992
  and 1991                                                                                17
Consolidated Statements of Stockholders' Equity for the years ended December 31,
  1993, 1992 and 1991                                                                     18
Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992
  and 1991                                                                                19
Notes to Consolidated Financial Statements                                             20-35

CARLISLE PLASTICS, INC. AND SUBSIDIARIES
Consolidated Financial Statement Schedules:
  Schedule III      Condensed Financial Information of Registrant                      36-38
  Schedule V        Property, Plant and Equipment                                         39
  Schedule VI       Accumulated Depreciation and Amortization of Property, Plant
                    and Equipment                                                         40
  Schedule VIII     Valuation and Qualifying Accounts                                     41
  Schedule X        Supplementary Income Statement Information                            42

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Carlisle Plastics, Inc.
Boston, Massachusetts

     We have audited the accompanying consolidated balance sheets of Carlisle Plastics, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the consolidated financial statement schedules listed at
Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Carlisle Plastics, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," during the year ended December 31, 1993.

DELOITTE & TOUCHE
Boston, Massachusetts
February 9, 1994


                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                               DECEMBER 31,
                                                                           ---------------------
                                                                             1993        1992
                                                                           ---------   ---------
ASSETS
Current assets:
  Cash and cash equivalents.............................................   $  19,745   $  17,750
  Receivables -- net of allowances of $3,025 in 1993 and $2,600 in
     1992...............................................................      46,770      47,075
  Inventories...........................................................      43,032      41,100
  Other current assets..................................................       5,750       7,361
                                                                           ---------   ---------
       Total current assets.............................................     115,297     113,286
                                                                           ---------   ---------
Property, plant and equipment -- net....................................     135,755     133,938
Goodwill -- net of accumulated amortization of $10,352 in 1993 and
  $8,221 in 1992........................................................      67,729      70,535
Other assets -- net.....................................................       7,067       7,411
                                                                           ---------   ---------
TOTAL ASSETS............................................................   $ 325,848   $ 325,170
                                                                           =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.....................................   $  11,209   $   1,090
  Accounts payable......................................................      34,109      33,977
  Accrued interest......................................................       2,916       3,254
  Accrued promotional allowances........................................       1,909       4,075
  Stock purchase obligation.............................................       2,721      --
  Other accrued liabilities.............................................       8,176       9,038
                                                                           ---------   ---------
       Total current liabilities........................................      61,040      51,434
                                                                           ---------   ---------
Long-term debt -- net of current portion................................     183,101     198,994
Stock purchase obligation...............................................      --           2,438
Deferred income taxes...................................................      10,816      10,125
Other non-current liabilities...........................................       1,625      --
Commitments and contingencies (Note 9)
Stockholders' equity:
  Preferred stock -- par value $.01; no shares issued or outstanding
  Class A common stock -- par value $.01; 8,000,401 and 7,556,524 issued
     and outstanding in 1993 and 1992, respectively.....................          80          76
  Class B common stock -- par value $.01; 9,618,694 and 10,053,694
     issued and outstanding in 1993 and 1992, respectively..............          96         100
  Additional paid-in capital............................................      67,904      67,861
  Retained earnings (deficit)...........................................       1,186     (5,858)
                                                                           ---------   ---------
       Total stockholders' equity.......................................      69,266      62,179
                                                                           ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................   $ 325,848   $ 325,170
                                                                           =========   =========

                See notes to consolidated financial statements.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                               1993         1992         1991
                                                               ----         ----         ----
Net sales..................................................  $360,895     $359,856     $343,637
Cost of goods sold.........................................   261,987      263,474      239,675
                                                             --------     --------     --------
Gross profit...............................................    98,908       96,382      103,962
Operating expenses.........................................    64,467       67,736       63,064
Goodwill and other amortization............................     2,970        2,512        2,579
New product introduction...................................        --        7,743           --
Restructuring..............................................        --        4,320        3,431
                                                             --------     --------     --------
Operating income...........................................    31,471       14,071       34,888
Interest expense...........................................    22,549       21,957       22,648
Interest and other income..................................      (369)        (451)      (1,498)
Other......................................................        --         (533)          21
                                                             --------     --------     --------
Income (loss) before provision for income taxes,
  extraordinary item and cumulative effect of change in
  accounting principle.....................................     9,291       (6,902)      13,717
Provision for income taxes (benefit).......................     3,459         (688)       8,324
                                                             --------     --------     --------
Income (loss) before extraordinary item and cumulative
  effect of change in accounting principle.................     5,832       (6,214)       5,393
Extraordinary item -- early retirement of debt (net of
  taxes of $138 in 1993, $52 in 1992 and $2,056 in 1991)...      (234)         (89)      (3,576)
Cumulative effect of change in accounting principle
  relating to income taxes.................................     1,586           --           --
                                                             --------     --------     --------
Net income (loss)..........................................  $  7,184     $ (6,303)    $  1,817
                                                             ========     ========     ========
Income (loss) per common share:
  Before extraordinary item and change in accounting
     principle.............................................  $    .33     $   (.35)
  Extraordinary item.......................................      (.01)        (.01)
  Change in accounting principle...........................       .09           --
                                                             --------     --------
  Net income (loss)........................................  $    .41     $   (.36)
                                                             ========     ========
Average number of common and common equivalent shares
  outstanding..............................................    17,737       17,610       14,996
                                                             ========     ========     ========
PRO FORMA INFORMATION
Income taxes...............................................                            $  5,636
                                                                                       ========
Net income.................................................                            $  4,505
                                                                                       ========
Income (loss) per common share:
  Before extraordinary item................................                            $    .54
  Extraordinary item.......................................                                (.24)
                                                                                       --------
  Net income...............................................                            $    .30
                                                                                       ========

                See notes to consolidated financial statements.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                COMMON STOCK           ADDITIONAL     RETAINED
                                            ---------------------       PAID-IN       EARNINGS
                                            CLASS A       CLASS B       CAPITAL       (DEFICIT)      TOTAL
                                            -------       -------      ----------     ---------      -----
Balance, January 1, 1991.................    $  --        $ 1,024       $     --       $  3,221     $ 4,245
125.9-for-1 stock split..................       --           (916)           916             --          --
Initial public offering..................       68             --         67,836             --      67,904
Acquisition of minority interest.........       --             --            544             --         544
Class B shares converted to Class A
  shares.................................        6             (6)            --             --          --
Distributions to stockholders............       --             --         (1,565)        (4,672)     (6,237)
Issuance of stock options................       --             --            165             --         165
Foreign currency translation
  adjustment.............................       --             --             --             10          10
Net income...............................       --             --             --          1,817       1,817
                                             -----        -------       --------       --------     -------
Balance, December 31, 1991...............       74            102         67,896            376      68,448
Class B shares converted to Class A
  shares.................................        2             (2)            --             --          --
Foreign currency translation
  adjustment.............................       --             --             --             69          69
Other....................................       --             --            (35)            --         (35)
Net loss.................................       --             --             --         (6,303)     (6,303)
                                             -----        -------       --------       --------     -------
Balance, December 31, 1992...............       76            100         67,861         (5,858)     62,179
Class B shares converted to Class A
  shares.................................        4             (4)            --             --          --
Exercise of stock options................       --             --             43             --          43
Foreign currency translation
  adjustment.............................       --             --             --           (140)       (140)
Net income...............................       --             --             --          7,184       7,184
                                             -----        -------       --------       --------     -------
Balance, December 31, 1993...............    $  80        $    96       $ 67,904       $  1,186     $69,266
                                             =====        =======       ========       ========     =======


                See notes to consolidated financial statements.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                               1993         1992         1991
                                                               ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................  $  7,184     $ (6,303)    $  1,817
Adjustments to reconcile net income (loss) to net cash
  flows from operating activities:
  Depreciation and amortization............................    19,402       15,562       13,767
  Deferred income taxes....................................     1,263         (121)       2,804
  Bad debt expense.........................................       969        1,399        1,161
  Write-off of deferred financing costs....................       122           69        3,272
  Change in accounting principle...........................    (1,586)       --           --
  Other....................................................      (140)          69          175
  Changes in assets and liabilities, net of effects of
     business acquisition:
     Receivables...........................................      (664)      (1,371)      (3,596)
     Inventories...........................................    (1,932)       4,926       (8,844)
     Other current assets..................................     1,513        2,703         (347)
     Accounts payable......................................       132       (2,736)      (6,190)
     Other accrued liabilities.............................    (5,064)      (1,356)     (10,179)
     Other assets..........................................    (1,705)         362       (1,277)
                                                             --------     --------     --------
Total adjustments..........................................    12,310       19,506       (9,254)
                                                             --------     --------     --------
Net cash provided by (used for) operating activities.......    19,494       13,203       (7,437)
                                                             --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment -- net........   (15,274)     (27,889)     (26,682)
Sale of assets of trucking subsidiary......................     1,500        --           --
Business acquisition.......................................     --           --          (5,000)
                                                             --------     --------     --------
Net cash used for investing activities.....................   (13,774)     (27,889)     (31,682)
                                                             --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Initial public offering....................................     --           --          67,904
Issuance of long-term debt.................................       467       94,290        5,000
Repayments of long-term debt...............................    (6,241)     (34,370)     (86,025)
Repayments of notes to stockholders and affiliates.........     --          (7,046)       --
Borrowings under line of credit............................     --           9,629       24,248
Repayments under line of credit............................     --         (31,014)      (2,863)
Interest rate contract settlement..........................     2,000        --           --
Distributions and dividends................................     --           --          (1,744)
Deferred financing costs...................................      (277)      (2,833)        (176)
Other......................................................       326          665        --
                                                             --------     --------     --------
Net cash (used for) provided by financing activities.......    (3,725)      29,321        6,344
                                                             --------     --------     --------
CASH AND CASH EQUIVALENTS:
Net increase (decrease)....................................     1,995       14,635      (32,775)
Balance, beginning of year.................................    17,750        3,115       35,890
                                                             --------     --------     --------
Balance, end of year.......................................  $ 19,745     $ 17,750     $  3,115
                                                             ========     ========     ========

                See notes to consolidated financial statements.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  BUSINESS ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     The principal business of Carlisle Plastics, Inc. (the "Company") is the manufacture, sale and distribution of plastic products.

     In May 1991, the Company completed an initial public offering (the "Class A Stock Offering") of 6,750,000 shares of Class A Common Stock (a newly authorized series). In conjunction with the Class A Stock Offering, the Company converted all shares of the Company's outstanding common stock into 10,810,846 shares of Class B Common Stock; the Company acquired the minority interests in its directly owned subsidiaries in exchange for shares of Class A Common Stock; and the Company changed its tax status from a "S" corporation to a "C" corporation. The Company used proceeds from the Class A Stock Offering to retire indebtedness.

BASIS OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of Poly-Tech, Inc. ("Poly-Tech"), American Western Corporation ("American Western"), Rhino-X Industries, Inc. ("Rhino-X"), A&E Products (Far East) Ltd. ("Far East") and Plasticos Bajacal, S. A. De C. V. ("Plasticos"). Significant intercompany transactions have been eliminated in consolidation.

     Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

CASH EQUIVALENTS

     Cash equivalents include highly liquid investments with a maturity of three months or less when purchased. The recorded amount of cash equivalents approximates fair market value.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated lives of the assets ranging from two to fifty years. Amortization of property acquired under capitalized leases and leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining term of the lease.

GOODWILL

     Goodwill arising from excess purchase cost over net assets acquired is amortized on the straight-line method principally over forty years. Accumulated amortization aggregated $10,352 and $8,221 for the years ended December 31, 1993 and 1992, respectively.

DEFERRED FINANCING COSTS

     Included in other assets at December 31, 1993 and 1992 are $9,570 and $9,415, respectively, of deferred financing costs which are being amortized using the interest method over the term of the related debt. Accumulated amortization aggregated $5,355 and $3,990 at December 31, 1993 and 1992, respectively.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

REVENUE RECOGNITION

     Revenues are generally recognized in the ordinary course when products are shipped and customers are invoiced.

     In 1992, the Company entered into a bartering agreement, whereby it exchanged inventory for advertising credits. The credits were valued at the $1,600 cost basis of the inventory exchanged. The difference between fair value of the advertising credits and the cost basis of the inventory is recognized as income when the credits are used. During 1993, credits of $981 were used; as a result, income of $760 and advertising expense of $1,741 were recognized. During 1992, no credits were used and no income was recognized.

INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective January 1, 1993, and recorded the cumulative effect of this change, which increased net income by $1,586. This statement requires recognition of deferred assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates. Previously, the Company accounted for income taxes under the provisions of SFAS No. 96, "Accounting for Income Taxes."

     Prior to the Class A Stock Offering, the Company was treated as a "S" corporation, although certain of its subsidiaries were "C" corporations. As a "S" corporation, the Company was generally not liable for federal and certain state income taxes where the "S" corporation status was recognized. Accordingly, such income taxes relating to earnings were the obligation of the Company's stockholders and, therefore, were not recorded in the accompanying consolidated financial statements. In conjunction with the Class A Stock Offering, the Company unified its tax status to a "C" corporation. Pro forma income taxes and net income for 1991 reflect the effect on such amounts as if the Company had been a "C" corporation for the entire period.

INCOME PER COMMON SHARE

     Income per common share is computed on the basis of the weighted average number of common shares (retroactively adjusted to reflect a 125.9-for-1 stock split in May 1991) and common equivalent shares, consisting of the dilutive effect of stock options outstanding during each year. Pro forma income reflects the effect on income taxes in 1991 as if the Company had been a "C" corporation for the entire period.

ACCOUNTING PRONOUNCEMENTS

     In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting for Impairment of a Loan," and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has evaluated the effects of these standards and believes that they will not affect the Company's financial condition or operating results.

2.  INVENTORIES

     Inventories consist of the following at December 31:

                                                                       1993         1992
                                                                       ----         ----
    Raw materials.................................................   $ 13,909     $ 13,638
    Finished goods................................................     29,123       27,462
                                                                     --------     --------
    Total.........................................................   $ 43,032     $ 41,100
                                                                     ========     ========


                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at December 31:

                                                                       1993         1992
                                                                       ----         ----
    Land, buildings and improvements..............................   $ 38,721     $ 34,254
    Fixtures, machinery and equipment.............................    158,055      129,489
    Property under capital leases.................................      3,142        3,108
                                                                     --------     --------
    Total.........................................................    199,918      166,851
    Less accumulated depreciation and amortization................    (68,606)     (48,644)
    Construction-in-process.......................................      4,443       15,731
                                                                     --------     --------
    Property, plant and equipment--net............................   $135,755     $133,938
                                                                     ========     ========


     Accumulated depreciation and amortization includes $1,745 and $1,689 at December 31, 1993 and 1992, respectively, relating to assets acquired under capital leases.

4.  LONG-TERM DEBT

     Long-term debt consists of the following at December 31:

                                                                       1993         1992
                                                                       ----         ----
    Senior notes, interest at 13.75%, due 1997....................   $ 68,525     $ 73,525
    Senior variable rate notes, interest at LIBOR plus 300 basis
      points (6 1/2% at December 31, 1993), due 1994..............     10,000       10,000
    Senior variable rate notes, interest at LIBOR plus 400 basis
      points (7 1/2% at December 31, 1993), due 1997..............     19,100       19,100
    Senior notes, interest at 10.25%, due 1997....................     90,000       90,000
    Capital expenditure loans, interest at 8.09% to 9.16% at
      December 31, 1993, due in installments from 1994 to 1998....      3,844        4,227
    Industrial revenue refunding bonds, interest at 3.2% to 5.7%
      at December 31, 1993, due in installments from 1994 to
      1999........................................................        865        1,160
    Capital lease obligations at implicit interest rates ranging
      from 8.5% to 15%, due in installments from 1994 to 1999.....      1,952        1,959
    Other.........................................................         24          113
                                                                     --------     --------
    Subtotal......................................................    194,310      200,084
    Less current portion..........................................     11,209        1,090
                                                                     --------     --------
    Total.........................................................   $183,101     $198,994
                                                                     ========     ========

     In April 1989, the Company, in connection with the acquisition of Poly-Tech, issued $100,000 Senior Notes (the "13.75% Notes"). The 13.75% Notes may be redeemed at the option of the Company after April 1, 1994, in whole at any time or in part from time to time, on not less than 30 nor more than 60 days notice to the noteholders, at the following redemption prices (expressed as percentages of principal amount), plus accrued interest (if any) to the date of redemption. Redemption prices are 103.93%, 101.96% and 100.00% if redeemed during the 12-month period commencing April 1, 1994, 1995 and 1996, respectively. The fair value of the $68,525 principal of the 13.75% Notes at December 31, 1993 is estimated to be $72,506, based on the quoted market price for this issuance.

     In March 1990, the Company, in connection with the long-term financing of Poly-Tech's acquisition of American Western, issued $60,000 Senior Variable Rate Notes due 1997 (the "1997 Notes") and $10,000 Senior Variable Rate Notes due 1994 (the "1994 Notes"), (together, the "Variable Rate Notes"). The Variable Rate Notes may be redeemed at the option of the Company, in whole at any time or in part from time to time, on not less than 30 nor more than 60 days notice to the noteholders, at par plus accrued interest.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Market price is not readily available; however, management believes that the carrying value of the Variable Rate Notes approximates fair value for these obligations.

     In June 1992, the Company issued $90,000 Senior Notes (the "10.25% Notes"). The 10.25% Notes may be redeemed at the option of the Company after June 14, 1995, in whole at any time or in part from time to time, on not less than 30 nor more than 60 days notice to the noteholders, at the following redemption prices (expressed as percentages of principal amount), plus accrued interest (if any) to the date of redemption. Redemption prices are 102.56% if redeemed during the 12-month period commencing June 15, 1995 and 100% thereafter. The fair value of the 10.25% Notes is estimated to be $96,039, based on the quoted market price for this issuance.

     The Company retired $5,000, $1,800, and $24,675 of its 13.75% Notes in 1993, 1992 and 1991, respectively, and $40,900 of its 1997 Notes in 1991. The Company incurred extraordinary charges of $234, $89 and $3,576 (net of taxes of $138, $52 and $2,056, respectively) related to the early retirement of debt in 1993, 1992 and 1991, respectively.

     The indentures relating to the 13.75% Notes, the Variable Rate Notes, and the 10.25% Notes (collectively, the "Notes") have been guaranteed by Poly-Tech and contain certain restrictive covenants affecting the Company and its subsidiaries. Such restrictive covenants limit the incurrence of additional debt by the Company, additional secured debt by the Company and its subsidiaries, sale and leaseback transactions, debt and preferred stock of the Company's subsidiaries, redemptions of capital stock of the Company and its subsidiaries, redemptions of certain subordinated obligations of the Company, sales of assets and subsidiary stock, transactions with affiliates, mergers and amendments to certain intercompany securities. In addition, the covenants generally prohibit dividends or distributions on capital stock of the Company and its subsidiaries, except for dividends or distributions payable in certain equity securities and except for dividends or distributions payable to the Company or a subsidiary and, if a subsidiary has minority stockholders, pro rata to such stockholders. Under certain circumstances the Company's subsidiaries (other than Poly-Tech) may be required to guarantee the Notes. Upon a "change of control" or "fundamental change of control" (as such terms are defined in the indentures) of the Company, each holder of the notes has the right to require the Company to repurchase its notes at 101% of the principal amount plus accrued interest.

     Certain property, plant and equipment are utilized as collateral to secure certain indebtedness.

     As of December 31, 1993, the aggregate annual payments due on long-term debt and the future minimum lease payments under capital lease obligations are as follows:

                                                             CAPITAL         OTHER
                                                              LEASE        LONG-TERM
                                                           OBLIGATIONS       DEBT       TOTAL
                                                           -----------     ---------   --------
    Year ending December 31:
      1994...............................................    $   500       $ 10,962    $ 11,462
      1995...............................................        511            916       1,427
      1996...............................................        535          1,010       1,545
      1997...............................................        561        179,180     179,741
      1998...............................................        545            175         720
      1999 and thereafter................................        139            115         254
                                                             -------       --------    --------
    Total minimum payments...............................      2,791        192,358     195,149
    Less amount representing interest....................        839          --            839
                                                             -------       --------    --------
    Total................................................    $ 1,952       $192,358    $194,310
                                                             =======       ========    ========


     Cash paid for interest during the years ended December 31, 1993, 1992 and 1991 was $21,946, $20,813 and $23,537, respectively.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  EMPLOYEE BENEFIT PLANS

     The Company maintains a noncontributory defined benefit pension plan which covers certain employees. Benefits payable pursuant to the plan are determined by formulas based on certain percentages of compensation for each year of service with the Company. The actuarial projected unit credit method has been used to determine the net pension expense and the actuarial accrued liability.
The Company's funding policy is to contribute annually the amount necessary to satisfy the minimum funding standards under the Employee Retirement Income
Security Act.

     The following table sets forth the funded status of the pension plan as estimated by consulting actuaries as of December 31, 1993 and 1992 and amounts recognized in the Company's financial statements:

                                                                        1993        1992
                                                                        ----        ----
    Accumulated benefit obligation (substantially all vested)........  $(5,744)    $(4,534)
                                                                       =======     =======
    Projected benefit obligation.....................................  $(5,968)    $(4,758)
    Plan assets at fair value........................................    5,960       5,492
                                                                       =======     =======
    Excess (deficiency) of plan assets over projected benefit
      obligation.....................................................       (8)        734
    Unrecognized net loss............................................      699         128
    Unrecognized net transition asset................................     (583)       (642)
    Prior service costs..............................................        3           2
                                                                       -------     -------
    Prepaid pension cost included in other assets....................  $   111     $   222
                                                                       =======     =======


     The components of the net pension expense for the years ended December 31 are as follows:

                                                                 1993      1992      1991
                                                                 ----      ----      ----
    Service cost...............................................  $ 355     $ 317     $ 189
    Interest cost..............................................    374       350       175
    Actual return on plan assets...............................   (543)      (34)     (154)
    Other -- net...............................................     48      (453)      (84)
                                                                 -----     -----     -----
    Net pension expense........................................  $ 234     $ 180     $ 126
                                                                 =====     =====     =====

     The discount rate used in determining the projected benefit obligation was 7% in 1993 and 8% in 1992 and 1991. The assumed long-term rate of return on plan assets was 8% in 1993, 1992 and 1991. The rate of increase in future compensation levels used in determining the projected benefit obligation was 4.5 to 5.5% in 1993, 1992 and 1991. Plan assets consist of guaranteed insurance contracts, pooled fixed income, pooled equity and pooled real estate investments. Cash contributions to the pension plan were $122, $294 and $208 for the years ended December 31, 1993, 1992 and 1991, respectively.

     The Company also maintains a defined contribution plan (the "Plan"). Full time employees of the Company who are not members of collective bargaining units or who are not covered by another qualified retirement plan sponsored by the Company are eligible to participate in the Plan after six months of employment. Under the Plan, a participant may elect to reduce annual compensation by 1% to 16% and to have that amount contributed to the Plan by the Company on a pre-tax basis. The Company matches employee contributions at a rate of 50% of the employee's contribution up to 6% of the employee's salary up to the maximum allowable deferral per the Internal Revenue Code. Employee contributions vest immediately, whereas employer contributions vest over a period of three years. During 1993, 1992 and 1991, the Company's aggregate matching contributions were $372, $405 and $421, respectively.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  INCOME TAXES

     As discussed in Note 1, the Company adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993. This Statement supersedes SFAS No. 96, "Accounting for Income Taxes." The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase net income by $1,586 ($.09 per share).

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

     Significant components of the Company's net deferred tax liability as of December 31, 1993 were as follows:

                                                                     CURRENT      NON-CURRENT
                                                                     -------      -----------
    DEFERRED TAX LIABILITIES:
    Tax over book depreciation.....................................  $    --       $18,616
    Differences between book and tax basis of property.............       --            27
    Prepaid expenses...............................................       80            --
    Other..........................................................      260            67
                                                                     -------       -------
                                                                         340        18,710
    DEFERRED TAX ASSETS:
    Reserves not currently deductible..............................    2,716            --
    Operating loss carryforwards...................................       --         3,507
    Tax credit carryforwards.......................................       --         2,553
    Differences between book and tax basis of property.............       --           807
    Deferred revenue on interest rate contract settlement..........       --           641
    Other..........................................................      175           386
                                                                     -------       -------
                                                                       2,891         7,894
                                                                     -------       -------
    Net deferred tax (asset) liability.............................  $(2,551)      $10,816
                                                                     =======       =======

     The Company provided a valuation allowance of $1,165 against deferred tax assets recorded as of January 1, 1993. The valuation reserve decreased $1,165 for the year ended December 31, 1993. The valuation allowance was reversed because the Company acquired the minority interest of its 67%-owned subsidiary on January 1, 1994 and the realization of tax loss carryforwards became more likely than not. Of the valuation allowance reversed, $675 was allocated to reduce goodwill, which primarily relates to the tax loss carryforwards acquired in a prior year business combination.

     The effect of applying SFAS No. 109 was to decrease pretax accounting income by $495 for the year ended December 31, 1993. The impact resulted from a requirement to adjust the assets and liabilities for prior business combinations from net-of-tax to pretax amounts.

     As of December 31, 1993, the Company had net operating loss carryforwards from a subsidiary which is not consolidated for the purpose of filing income tax returns. These carryforwards, totalling $9,385, expire in the years 2006 to 2008. The Company also had alternative minimum tax credits totalling $2,553, which have no expiration date.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The provision for income taxes (benefit) consists of the following for the years ended December 31:

                                                                 1993      1992       1991
                                                                 ----      ----       ----
    CURRENT:
    Federal...................................................  $1,845     $(285)    $2,209
    State.....................................................     351      (134)       390
                                                                ------     -----     ------
    Total current.............................................   2,196      (419)     2,599
                                                                ------     -----     ------
    DEFERRED:
    Federal...................................................     903      (293)     4,998
    State.....................................................     360        24        727
                                                                ------     -----     ------
    Total deferred............................................   1,263      (269)     5,725
                                                                ------     -----     ------
    Total.....................................................  $3,459     $(688)    $8,324
                                                                ======     =====     ======


     The primary sources of deferred income tax expense (benefit) and the related tax effect of each are as follows:

                                                                           1992       1991
                                                                           ----       ----
    Tax over book depreciation................................             $ 225     $   60
    Differences between book and tax basis of property........               293        909
    Deferred taxes established in connection with change from
      "S" to "C" corporation status...........................                --      3,010
    Deductible expenditures charged to goodwill...............                --      2,010
    Reserves not currently deductible.........................              (731)        --
    Other.....................................................               (56)      (264)
                                                                           -----     ------
    Total.....................................................             $(269)    $5,725
                                                                           =====     ======

     The provision for income taxes (benefit) differs from an amount computed at the statutory tax rates as follows:

                                                                    1993     1992      1991
                                                                    ----     ----      ----
    Provision (benefit) using statutory tax rate..................  35.0%    (34.0%)    34.0%
    Graduated tax rate............................................  (1.0)       --        --
    "S" corporation status........................................    --        --      (2.3)
    Goodwill amortization.........................................   7.8       9.8       5.4
    State taxes, net of federal income tax benefit................   5.1      (1.1)      3.7
    Deferred taxes established in connection with change from "S"
      to "C" corporation status...................................    --        --      21.9
    Loss from a 67%-owned subsidiary for which federal benefit may
      not be recognized...........................................    --       7.9        --
    Reversal of valuation allowance...............................  (3.6)       --        --
    Other -- net..................................................  (6.1)      7.4      (2.1)
                                                                    ----     -----     -----
    Provision for income taxes (benefit)..........................  37.2%    (10.0%)    60.6%
                                                                    ----     -----     -----
                                                                    ----     -----     -----

     Cash paid for income taxes during the years ended December 31, 1993, 1992 and 1991 was $2,382, $1,864 and $3,497, respectively.

     The Omnibus Budget Reconciliation Act of 1993 (the "Act") was signed into law on August 10, 1993. The Act did not significantly change the income tax consequences for the Company.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE FROM AFFILIATES

     At December 31, 1993 and 1992, the Company had a $125 non-interest bearing note receivable from an affiliate. The Company provides purchasing, accounting, and other administrative services for the affiliate. In 1993, 1992 and 1991, the Company received $86, $130 and $203, respectively, from the affiliate as payment for the services rendered.

SUBORDINATED PROMISSORY NOTES

     Interest expense paid to stockholders and affiliates (the notes were retired in 1992) was $263 and $564 in 1992 and 1991, respectively.

MANAGEMENT FEES

     In May 1991, the Company entered into a three-year Management Agreement with Carlisle Plastics Management Corporation ("CPMC"), an affiliate of the Company, which receives an annual management fee of $1,500. Management fees in 1993, 1992 and 1991 include $1,500, $1,500 and $875, respectively, paid by the Company to CPMC under this agreement. In addition, prior to May, in 1991 the Company paid management fees of $1,763 to other affiliates of the Company.

     The indentures for the 10.25% Notes require that management fees do not exceed 2.0% of sales per year and that each affiliate execute a management fee subordination agreement.

LEASES

     Rental expense of approximately $246, $217, and $206 was incurred during the years ended December 31, 1993, 1992 and 1991, respectively, with respect to the lease of office, manufacturing and warehouse space owned by affiliates of the Company.

     The Company leases an aircraft from Carlisle Air Corporation ("CAC"), an affiliate of the Company. Lease payments were paid to CAC in the amount of $303, $325 and $90 for 1993, 1992 and 1991, respectively, in connection therewith.

INSURANCE PREMIUMS

     During a portion of 1991, the Company obtained insurance coverage from Greenhill Financial Group, Inc. ("Greenhill"), an affiliate of the Company. Greenhill consolidated the insurance coverage for various entities, including the Company. In 1991, the Company paid $2,100 in premiums to Greenhill.

AFFILIATED PURCHASES

     Purchases from affiliates of the Company were $257, $355 and $28 for the years ended December 31, 1993, 1992 and 1991, respectively.

OTHER TRANSACTIONS

     Distributions to stockholders of $1,744 were made during the year ended December 31, 1991. These distributions were approximately equal to income taxes owed by stockholders with respect to the Company's taxable income for a period of time during which the Company operated as a "S" corporation.

     In conjunction with the Class A Stock Offering, the Company made a special distribution to those stockholders who owned common stock of the Company prior to the Class A Stock Offering. The special distribution was valued at $4,493 and consisted of the Company's interest in a metals foundry in Costa Rica,

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

two unsecured notes payable to the Company by Carlisle Realty Holdings I Limited Partnership plus accrued interest, and certain notes receivable from stockholders plus accrued interest.

     Prior to the Class A Stock Offering, the Chairman of the Board and Chief Executive Officer and a former director of the Company owned an aggregate 21% interest in each of the Company's direct subsidiaries (the "Minority Interests"). Concurrent with the completion of the Class A Stock Offering, the Company acquired their Minority Interests in exchange for issuance of 48,364 shares of Class A Stock having an aggregate fair market value equal to the book value of the Minority Interests.

8.  STOCKHOLDERS' EQUITY

     As of December 31, 1993 and 1992, the Company had authorized 10,000,000 shares of preferred stock at $.01 par value, 50,000,000 shares of Class A Common Stock at $.01 par value, and 20,000,000 shares of Class B Common Stock at $.01 par value. The Class B Common Stock is one-for-one convertible to Class A Common Stock and has restrictions on transfers other than those to entities outside the current holders of Class B Common Stock. Each share of Class A Common Stock is entitled to one vote, and each share of Class B Common Stock is entitled to twenty votes.

     The Company maintains an incentive stock option plan (the "Incentive Plan") for salaried key employees, directors and consultants of the Company or any subsidiary or parent corporation. Approximately 350 employees and three directors are currently eligible to participate in the Incentive Plan.
Generally, the term of an incentive stock option may not exceed ten years. As of December 31, 1993, 1,880,000 shares of Class A Common Stock were reserved for issuance under the Incentive Plan.

A summary of options granted is as follows:

                                                                  NUMBER       OPTION PRICE
                                                                 OF SHARES      PER SHARE
                                                                 ---------     ------------
    Outstanding at January 1, 1991.............................         --
      Granted..................................................    523,150     $7.66-$11.00
      Cancelled or expired.....................................         --
                                                                   -------
    Outstanding at December 31, 1991...........................    523,150     $7.66-$11.00
      Granted..................................................    125,000     $5.00-$ 9.50
      Cancelled or expired.....................................   (174,750)    $5.00-$ 9.50
                                                                   -------
    Outstanding at December 31, 1992...........................    473,400     $5.00-$ 9.50
      Granted..................................................    395,400     $5.31-$ 6.00
      Cancelled or expired.....................................    (68,500)    $5.00-$ 9.50
      Exercised................................................     (8,650)    $       5.00
                                                                  --------
    Outstanding at December 31, 1993...........................    791,650     $5.00-$ 9.50
                                                                  ========
    Exercisable at December 31, 1993...........................    379,151     $5.00-$ 9.50
                                                                  ========


     In 1992, 355,900 options granted in 1991 were repriced to $5.00, the market price at the time of repricing. All options granted were at an option price per share greater than or equal to the market value at the date of grant.

     In 1992, a director and officer was granted options (which are not included in the above table) to purchase 400,000 shares of the Company's Class A Common Stock at $4.00 per share (which was the fair market value of the shares at the date of the agreement). The options vest on September 1, 1993, 1994 and 1995 in the amount of 50,000, 50,000 and 300,000, respectively.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  COMMITMENTS AND CONTINGENCIES


OPERATING LEASES

     The Company leases various manufacturing facilities, offices and equipment under noncancellable operating leases with varying terms through 2002. The following is a schedule of future minimum rental payments required under such operating leases:

                    1994........................................   $  5,169
                    1995........................................      4,897
                    1996........................................      4,587
                    1997........................................      2,930
                    1998........................................      2,141
                    Thereafter..................................      1,307
                                                                   --------
                    Total.......................................   $ 21,031
                                                                   ========

     Amounts above include $2,573 which is payable to affiliates of the Company.

     Total rent expense under all operating leases was $4,476, $4,969 and $4,828 for 1993, 1992 and 1991, respectively.

LETTERS OF CREDIT

     The Company had outstanding letters of credit amounting to approximately $1,357 and $1,455 at December 31, 1993 and 1992, respectively, relating to purchase commitments issued to suppliers and an insurance carrier.

LITIGATION

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial statements of the Company.

10.  CONCENTRATION OF CREDIT RISK

     In September 1993, the Company received $2,000 from the termination of an interest rate swap agreement, which it had entered into in June 1993. This gain has been deferred and is being amortized over the original term of the swap agreement.

     On September 15, 1993, the Company entered into a new interest rate swap agreement on a notional principal amount of $90,000 terminating on June 15, 1997 (matching the principal and due date of the Company's 10.25% Notes). Under the agreement, the Company receives interest at a fixed rate and pays interest at a floating rate, which is established in arrears at six month intervals.

     The net interest differential and amortization of the deferred gain of $752 was recorded as a reduction of interest expense in the year ended December 31, 1993. The agreement is collateralized by the Company's accounts receivable.

     The Company is subject to interest rate risk during the term of the swap agreement. A sufficient increase in market interest rates during the term of the agreement could result in the Company having a net payment obligation under the agreement. Further, the Company is subject to credit risk exposure from nonperformance by the counterparty during periods when such party has a net payment obligation to the Company.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company had accounts receivable from a single customer, Wal*Mart, of $3,200 and $4,500 at December 31, 1993 and 1992, respectively. This customer has a history of timely payments to the Company. The Company believes it had no significant exposure to credit risk at December 31, 1993.

11.  RESTRUCTURING CHARGE AND NEW PRODUCT INTRODUCTION

     During 1992 and 1991, the Company recorded restructuring charges aggregating $4,320 and $3,431, respectively. These restructuring charges included realignment of production facilities, management reorganization, product re-engineering and reduction of product offerings. In addition, in 1992 the Company incurred costs of $7,743 associated with a new product introduction.

12.  BUSINESS ACQUISITION

     In July 1991, the Company purchased a two-thirds interest in Rhino-X for $5,000. This acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market value. Included in goodwill at December 31, 1993 is $6,230 relating to this acquisition.

     Under a put and call arrangement signed in conjunction with the acquisition of Rhino-X in July 1991, the Company purchased the minority interest shares at the minimum price of $12 per share on January 1, 1994. The Company had discounted this purchase at 10% and, accordingly, recorded an obligation of $3,500 and $3,152 at December 31, 1993 and 1992, respectively. At December 31, 1993 and 1992, this obligation was reduced by $779 and $714, respectively, for sales tax payments made by the Company and recoverable from the minority shareholders.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                             YEAR ENDED DECEMBER 31, 1993
                                                      -------------------------------------------
                                                                       QUARTERS
                                                      -------------------------------------------
                                                       FIRST      SECOND       THIRD      FOURTH
                                                       -----      ------       -----      ------
Net Sales..........................................   $90,831     $87,767     $94,790     $87,507
Gross Profit.......................................    24,336      24,508      26,682      23,382
Income Before Extraordinary Item and Change in
  Accounting Principle.............................       683       1,052       2,665       1,432
Net Income.........................................     2,035       1,052       2,665       1,432
Income Per Share:
  Income Before Extraordinary Item and Change in
     Accounting Principle..........................   $   .04     $   .06     $   .15     $   .08
  Net Income.......................................       .12         .06         .15         .08

                                                             YEAR ENDED DECEMBER 31, 1992
                                                      -------------------------------------------
                                                                       QUARTERS
                                                      -------------------------------------------
                                                                  SECOND       THIRD
                                                       FIRST        (A)         (A)       FOURTH
                                                       -----      ------       -----      ------
Net Sales..........................................   $86,924     $87,435     $93,625     $91,872
Gross Profit.......................................    25,131      24,784      23,013      23,454
Income (Loss) Before Extraordinary Item............     1,704         348      (8,471)        205
Net Income (Loss)..................................     1,704         348      (8,471)        116
Income (Loss) Per Share:
  Income (Loss) Before Extraordinary Item..........   $   .10     $   .02     $  (.48)    $   .01
  Net Income (Loss)................................       .10         .02        (.48)        .00

- ---------------
Note:

(a) The Company recorded expenses of $4,886 and $2,857 for the second and third quarters of 1992, respectively, for costs related to a new product introduction. The third quarter of 1992 also included a restructuring charge of $4,320.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  CONDENSED FINANCIAL INFORMATION OF CARLISLE PLASTICS, INC. AND SUBSIDIARIES

     Condensed consolidating financial information of the Company and subsidiaries is included in this Note.

               CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

                                                                  DECEMBER 31, 1993
                                          -----------------------------------------------------------------
                                           CARLISLE                 NON-GUARANTOR
                                          PLASTICS,    POLY-TECH,   SUBSIDIARIES
                                             INC.       INC.(1)          (2)        ELIMINATIONS    TOTAL
                                          ----------   ----------   -------------   ------------   --------
ASSETS
Current assets:
  Cash and cash equivalents.............   $  19,419    $       1     $     325      $  --         $ 19,745
  Receivables -- net....................      17,983       16,080        12,707         --           46,770
  Inventories...........................      15,554        7,307        20,171         --           43,032
  Notes receivable from subsidiary(4)...      21,317       --           --              (21,317)      --
  Receivable from subsidiaries or
     parent.............................      32,706       --            11,520         (44,226)      --
  Other current assets..................       1,060        7,186         2,062          (4,558)      5,750
                                          ----------   ----------   -------------   ------------   --------
          Total current assets..........     108,039       30,574        46,785         (70,101)    115,297
Notes receivable from
  subsidiaries(3)(4)....................     118,806       --           --             (118,806)      --
Investment in subsidiaries..............      17,329       70,540       --              (87,869)      --
Property, plant and equipment -- net....      50,433       29,823        55,499         --          135,755
Goodwill -- net.........................       4,330       12,128        51,271         --           67,729
Other assets -- net.....................       4,963          525         1,579         --            7,067
                                          ----------   ----------   -------------   ------------   --------
TOTAL ASSETS............................   $ 303,900    $ 143,590     $ 155,134      $ (276,776)   $325,848
                                          ==========   ==========   =============   ============   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.....   $  10,980    $  --         $     229      $  --         $ 11,209
  Accounts payable......................      31,818          470         1,821         --           34,109
  Notes payable to parent(4)............      --           --            21,317         (21,317)      --
  Payable to subsidiaries or parent.....      --           30,659        13,567         (44,226)      --
  Other accrued liabilities.............       6,813        2,688        10,779          (4,558)     15,722
                                          ----------   ----------   -------------   ------------   --------
          Total current liabilities.....      49,611       33,817        47,713         (70,101)     61,040
Long-term debt -- net of current
  portion...............................     182,457       --               644         --          183,101
Notes payable to parent(3)(4)...........      --           90,000        28,806        (118,806)      --
Deferred income taxes...................       2,481        3,835         4,500         --           10,816
Other non-current liabilities...........       1,625       --           --              --            1,625
Stockholders' equity:
  Intercompany preferred stock(5).......      --           15,000       --              (15,000)      --
  Common stock..........................         176        1,300        72,069         (73,369)        176
  Additional paid-in capital............      67,904       --           --              --           67,904
  Retained earnings (deficit)...........        (354)        (362)        1,402             500       1,186
                                          ----------   ----------   -------------   ------------   --------
          Total stockholders' equity....      67,726       15,938        73,471         (87,869)     69,266
                                          ----------   ----------   -------------   ------------   --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY..................   $ 303,900    $ 143,590     $ 155,134      $ (276,776)   $325,848
                                          ==========   ==========   =============   ============   ========

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                            DECEMBER 31, 1992 (UNAUDITED)
                                         -----------------------------------------------------------------
                                         CARLISLE                  NON-GUARANTOR
                                         PLASTICS,   POLY-TECH,    SUBSIDIARIES
                                         INC.(3)      INC.(1)           (2)         ELIMINATIONS     TOTAL
                                         --------    ----------    -------------    ------------     -----
ASSETS
Current assets:
Cash and cash equivalents.............   $ 17,253     $       1      $     496       $       --     $ 17,750
Receivables -- net....................     16,315        16,082         14,678               --       47,075
Inventories...........................     14,571         7,689         18,840               --       41,100
Receivable from subsidiaries or
  parent..............................     36,503            --          1,431          (37,934)          --
Other current assets..................      1,211         6,547          2,101           (2,498)       7,361
                                         --------     ---------      ---------       ----------     --------
          Total current assets........     85,853        30,319         37,546          (40,432)     113,286
Notes receivable from subsidiaries (3)
  (4).................................    140,123            --             --         (140,123)          --
Investment in subsidiaries............     17,329        70,540             --          (87,869)          --
Property, plant and
  equipment -- net....................     44,600        29,449         59,889               --      133,938
Goodwill -- net.......................      4,689        12,472         53,374               --       70,535
Other assets -- net...................      5,337             3          2,071               --        7,411
                                         --------     ---------      ---------       ----------     --------
TOTAL ASSETS..........................   $297,931     $ 142,783      $ 152,880       $ (268,424)    $325,170
                                         ========     =========      =========       ==========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt.....   $    867     $      --      $     223       $       --     $  1,090
Accounts payable......................     31,244           268          2,465               --       33,977
Payable to subsidiaries or parent.....         --        22,540         15,394          (37,934)          --
Other accrued liabilities.............      4,381         6,472          8,058           (2,544)      16,367
                                         --------     ---------      ---------       ----------     --------
          Total current liabilities...     36,492        29,280         26,140          (40,478)      51,434
Long-term debt -- net of current
  portion.............................    198,046            --            948               --      198,994
Notes payable to parent (3) (4).......         --        90,000         50,123         (140,123)          --
Stock purchase obligation.............      2,438            --             --               --        2,438
Deferred income taxes.................      1,861         3,017          5,247               --       10,125
Stockholders' equity:
Intercompany preferred stock (5)......         --        15,000             --          (15,000)          --
Common stock..........................        176         1,300         72,069          (73,369)         176
Additional paid-in capital............     67,861            --             --               --       67,861
Retained earnings (deficit)...........     (8,943)        4,186         (1,647)             546       (5,858)
                                         --------     ---------      ---------       ----------     --------
          Total stockholders'
            equity....................     59,094        20,486         70,422          (87,823)      62,179
                                         --------     ---------      ---------       ----------     --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY..............................   $297,931     $ 142,783      $ 152,880       $ (268,424)    $325,170
                                         ========     =========      =========       ==========     ========


                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING OPERATIONS INFORMATION

                                                        YEAR ENDED DECEMBER 31, 1993
                                  ------------------------------------------------------------------------
                                  CARLISLE                     NON-GUARANTOR
                                  PLASTICS,     POLY-TECH,     SUBSIDIARIES
                                    INC.         INC.(1)            (2)          ELIMINATIONS      TOTAL
                                  ---------     ----------     -------------     ------------     --------
Net sales.......................  $ 150,099      $  87,914       $ 164,113         $(41,231)      $360,895
Cost of goods sold..............    115,824         59,715         127,679          (41,231)       261,987
                                  ---------     ----------     -------------     ------------     --------
Gross profit....................     34,275         28,199          36,434               --         98,908
Operating expenses..............     21,771         19,647          26,019               --         67,437
Intercompany interest expense
  (income)......................    (18,988)        14,400           4,588               --             --
Interest expense................     22,096              1             452               --         22,549
Interest and other income.......       (545)            --              30              146           (369)
                                  ---------     ----------     -------------     ------------     --------
Income (loss) before provision
  for income taxes,
  extraordinary item and
  cumulative effect of change in
  accounting principle..........      9,941         (5,849)          5,345             (146)         9,291
Provision for income taxes
  (benefit).....................      3,607         (1,370)          1,222               --          3,459
                                  ---------     ----------     -------------     ------------     --------
Income (loss) before
  extraordinary item and
  cumulative effect of change in
  accounting principle..........      6,334         (4,479)          4,123             (146)         5,832
Extraordinary item -- early
  retirement of debt, net of
  taxes.........................       (234)            --              --               --           (234)
Cumulative effect of change in
  accounting principle relating
  to income taxes...............      2,489            (69)           (834)              --          1,586
                                  ---------     ----------     -------------     ------------     --------
Net income (loss)...............  $   8,589      $  (4,548)      $   3,289         $   (146)      $  7,184
                                  =========     ==========     =============     ============     ========

                                                        YEAR ENDED DECEMBER 31, 1992 (UNAUDITED)
                                  ------------------------------------------------------------------------
Net sales.......................  $ 147,070      $  90,005       $ 157,976         $(35,195)      $359,856
Cost of goods sold..............    114,378         63,793         120,498          (35,195)       263,474
                                  ---------     ----------     -------------     ------------     --------
Gross profit....................     32,692         26,212          37,478               --         96,382
Operating expenses..............     20,443         19,920          29,885               --         70,248
New product introduction........      7,743             --              --               --          7,743
Restructuring...................        521          2,630           1,169               --          4,320
Intercompany interest expense
  (income)......................    (17,333)        14,400           2,933               --             --
Interest expense................     19,902             --           2,055               --         21,957
Interest and other income.......       (403)            (1)            (47)            (533)          (984)
                                  ---------     ----------     -------------     ------------     --------
Income (loss) before provision
  for income taxes and
  extraordinary item............      1,819        (10,737)          1,483              533         (6,902)
Provision for income taxes
  (benefit).....................        224         (2,528)          1,616               --           (688)
                                  ---------     ----------     -------------     ------------     --------
Income (loss) before
  extraordinary item............      1,595         (8,209)           (133)             533         (6,214)
Extraordinary item -- early
  retirement of debt, net of
  taxes.........................        (75)            --             (14)              --            (89)
                                  ---------     ----------     -------------     ------------     --------
Net income (loss)...............  $   1,520      $  (8,209)      $    (147)        $    533       $ (6,303)
                                  =========     ==========     =============     ============     ========


                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                      YEAR ENDED DECEMBER 31, 1991 (UNAUDITED)
                                          ---------------------------------------------------------------
                                           CARLISLE                 NON-GUARANTOR
                                          PLASTICS,    POLY-TECH,   SUBSIDIARIES
                                             INC.       INC.(1)          (2)        ELIMINATIONS    TOTAL
                                          ----------   ----------   -------------   ------------    -----
Net sales...............................   $ 124,438    $  98,237     $ 135,384       $(14,422)    $343,637
Cost of goods sold......................      99,905       62,724        91,468        (14,422)     239,675
                                           ---------    ---------     ---------       --------     --------
Gross profit............................      24,533       35,513        43,916             --      103,962
Operating expenses......................      14,445       20,844        30,354             --       65,643
Restructuring...........................       3,431           --            --             --        3,431
Intercompany dividend income............          --      (10,325)           --         10,325           --
Intercompany interest expense
  (income)..............................     (14,861)      14,629           232             --           --
Interest expense........................      18,619         (247)        4,276             --       22,648
Interest and other income...............      (1,236)         (21)         (241)            21       (1,477)
                                           ---------    ---------     ---------       --------     --------
Income (loss) before provision for
  income taxes and extraordinary item...       4,135       10,633         9,295        (10,346)      13,717
Provision for income taxes..............       4,604        2,038         1,682             --        8,324
                                           ---------    ---------     ---------       --------     --------
Income (loss) before extraordinary
  item..................................        (469)       8,595         7,613        (10,346)       5,393
Extraordinary item -- early retirement
  of debt, net of taxes.................      (3,435)          --          (141)            --       (3,576)
                                           ---------    ---------     ---------       --------     --------
Net income (loss).......................   $  (3,904)   $   8,595     $   7,472       $(10,346)    $  1,817
                                           =========    =========     =========       ========     ========

- ---------------
(1) Poly-Tech has guaranteed the Company's Notes. The aggregate principal amount of this indebtedness was $187,625 as of December 31, 1993. American Western, a wholly-owned subsidiary of Poly-Tech, is not and will not be obligated under any of such guarantees by Poly-Tech.

(2) Non-guarantor subsidiaries include American Western, Rhino-X, Far East and Plasticos from their respective dates of acquisition.

(3) Poly-Tech's Intercompany Notes include a $55,000 Intercompany Note issued March 23, 1990 and a $35,000 Intercompany Note issued April 7, 1989 (together the "Intercompany Notes") that are payable to the Company ten years from their respective dates of issuance, without amortization, and bear interest at 16% per annum. The Intercompany Notes may be prepaid at any time, in whole or in part, at 100% of their principal amount plus accrued interest to the date of prepayment. The Intercompany Notes are unsecured and rank pari passu in right of payment with all other existing and future senior subordinated indebtedness of Poly-Tech. Additionally, the Intercompany Notes, pursuant to their terms, are subordinated in right of payment to all other unsubordinated indebtedness of Poly-Tech, including the guarantees by Poly-Tech of the Notes.

(4) The Non-Guarantor Subsidiaries' Intercompany Notes include a $4,000 Intercompany Note issued July 16, 1991 that is payable May 15, 1994, without amortization, bearing interest at 8% per annum; a $17,317 Intercompany Note issued June 19, 1992 that is payable January 1, 1994, without amortization, bearing interest at prime plus 2.5% per annum; and a $28,806 Intercompany
    Note issued June 19, 1992 that is payable March 1, 1996, without amortization, bearing interest at LIBOR plus 2.375% per annum. These Intercompany Notes may be prepaid at any time, in whole or in part, at 100% of their principal amount plus accrued interest to the date of prepayment. The Intercompany Notes are unsecured and rank pari passu in right of payment with all other existing and future indebtedness of Rhino-X and American Western.

(5) The intercompany preferred stock has $1,500 cumulative preferred dividends in arrears as of December 31, 1993.


                                  SCHEDULE III

                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES*
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                         (In thousands, except shares)

                                                                             DECEMBER 31,
                                                                           -----------------
                                                                           1993         1992
                                                                           ----         ----
ASSETS
Current assets:
  Cash and cash equivalents...........................................   $ 19,419     $ 17,253
  Receivables -- net..................................................     17,983       16,315
  Inventories.........................................................     15,554       14,571
  Notes receivable from subsidiary....................................     21,317           --
  Receivable from subsidiary..........................................     32,706       36,503
  Other current assets................................................      1,060        1,211
                                                                         --------     --------
       Total current assets...........................................    108,039       85,853
                                                                         --------     --------
  Notes receivable from subsidiaries..................................    118,806      140,123
  Investment in subsidiaries..........................................     17,329       17,329
  Property, plant and equipment -- net................................     50,433       44,600
  Goodwill -- net.....................................................      4,330        4,689
  Other assets -- net.................................................      4,963        5,337
                                                                         --------     --------
TOTAL ASSETS..........................................................   $303,900     $297,931
                                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...................................   $ 10,980     $    867
  Accounts payable....................................................     31,818       31,244
  Stock purchase obligation...........................................      2,721           --
  Other accrued liabilities...........................................      4,092        4,381
                                                                         --------     --------
       Total current liabilities......................................     49,611       36,492
                                                                         --------     --------
  Long-term debt -- net of current portion............................    182,457      198,046
  Stock purchase obligation...........................................         --        2,438
  Deferred income taxes...............................................      2,481        1,861
  Other non-current liabilities.......................................      1,625           --
  Stockholders' equity:
     Preferred stock -- par value $.01; no shares issued or
      outstanding
     Class A common stock -- par value $.01; 8,000,401 and 7,556,524
      issued and outstanding in 1993 and 1992, respectively...........         80           76
     Class B common stock -- par value $.01; 9,618,694 and 10,053,694
      issued and outstanding in 1993 and 1992, respectively...........         96          100
     Additional paid-in capital.......................................     67,904       67,861
     Retained earnings (deficit)......................................       (354)      (8,943)
                                                                         --------     --------
       Total stockholders' equity.....................................     67,726       59,094
                                                                         --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................   $303,900     $297,931
                                                                         ========     ========

                See Notes to Consolidated Financial Statements.

* Information is presented for the parent company only.


                                  SCHEDULE III
                                  (CONTINUED)


                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES*
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                  YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                               1993         1992         1991
                                                               ----         ----         ----
Net sales..................................................  $150,099     $147,070     $124,438
Cost of goods sold.........................................   115,824      114,378       99,905
                                                             --------     --------     --------
Gross profit...............................................    34,275       32,692       24,533
Operating expenses.........................................    21,771       20,443       14,445
New product introduction...................................        --        7,743           --
Restructuring..............................................        --          521        3,431
                                                             --------     --------     --------
Operating income...........................................    12,504        3,985        6,657
Interest expense...........................................    22,096       19,902       18,619
Intercompany interest income...............................   (18,988)     (17,333)     (14,861)
Interest and other income..................................      (545)        (403)      (1,236)
                                                             --------     --------     --------
Income before provision for income taxes, extraordinary
  item and cumulative effect of change in accounting
  principle................................................     9,941        1,819        4,135
Provision for income taxes.................................     3,607          224        4,604
                                                             --------     --------     --------
Income (loss) before extraordinary item and cumulative
  effect of change in accounting principle.................     6,334        1,595         (469)
Extraordinary item -- early retirement of debt, net of
  taxes....................................................      (234)         (75)      (3,435)
Cumulative effect of change in accounting principle
  relating to income taxes.................................     2,489           --           --
                                                             --------     --------     --------
Net income (loss)..........................................  $  8,589     $  1,520     $ (3,904)
                                                             ========     ========     ========


                See Notes to Consolidated Financial Statements.

* Information is presented for the parent company only.


                                  SCHEDULE III
                                  (CONTINUED)

                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES*
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1993        1992        1991
                                                                -------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).............................................  $ 8,589    $  1,520    $ (3,904)
Adjustments to reconcile net income to net cash flows from
  operating activities:
  Depreciation and amortization...............................    8,527       5,679       5,553
  Deferred income taxes.......................................      902        (724)      2,585
  Bad debt expense............................................      781         467         631
  Write-off of deferred financing costs.......................      122          47         868
  Change in accounting principle..............................   (2,489)         --          --
  Net change in current assets and liabilities................     (990)     (5,122)    (21,700)
  Other.......................................................       --          --         175
                                                                -------     -------     -------
Total adjustments.............................................    6,853         347     (11,888)
                                                                -------     -------     -------
Net cash provided by (used for) operating activities..........   15,442       1,867     (15,792)
                                                                -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment -- net...........   (9,891)    (12,685)    (15,098)
Investment in subsidiaries....................................       --          --      (1,418)
Dividends from subsidiaries...................................       --          --         750
Notes to subsidiaries.........................................       --     (46,123)     (4,000)
                                                                -------     -------     -------
Net cash used for investing activities........................   (9,891)    (58,808)    (19,766)
                                                                -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Initial public offering.......................................       --          --      67,904
Issuance of long-term debt....................................      467      94,290          --
Repayments of long-term debt..................................   (5,943)     (2,046)    (65,717)
Repayments of notes to stockholders and affiliates............       --      (7,046)         --
Borrowings under line of credit...............................       --       4,000       9,500
Repayments under line of credit...............................       --     (13,500)         --
Interest rate contract settlement.............................    2,000          --          --
Distributions and dividends...................................       --          --      (1,744)
Deferred financing costs......................................     (235)     (2,812)        (15)
Other.........................................................      326         (97)         --
                                                                -------     -------     -------
Net cash (used for) provided by financing activities..........   (3,385)     72,789       9,928
                                                                -------     -------     -------
CASH AND CASH EQUIVALENTS
Net increase (decrease).......................................    2,166      15,848     (25,630)
Balance beginning of year.....................................   17,253       1,405      27,035
                                                                -------     -------     -------
Balance end of year...........................................  $19,419     $17,253     $ 1,405
                                                                =======     =======     =======

NOTE: See consolidated financial statements for details of and changes in stockholders' equity. See Note 1 to the consolidated financial statements for information regarding business combinations. Long-term debt maturities include $10,980, $1,049, $1,202, $179,516 and $554 due 1994 through 1998, respectively.

                See Notes to Consolidated Financial Statements.

* Information is presented for the parent company only.


                                   SCHEDULE V

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

                         PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

                                                  BALANCES
                                                     AT                                                   BALANCES
                                                  BEGINNING    ADDITIONS     RETIREMENTS      OTHER        AT END
                                                  OF PERIOD    AT COST(A)     OR SALES      CHARGES(B)    OF PERIOD
                                                  ---------    ----------    -----------    ----------    ---------
YEAR ENDED DECEMBER 31, 1991:
Land, buildings, and improvements..............   $  23,058     $ 11,564       $    --       $ (1,604)    $  33,018
Fixtures, machinery and equipment..............      80,612       34,253          (787)        (4,366)      109,712
Construction-in-process........................       5,963           --            --          4,791        10,754
                                                  ---------    ----------    -----------    ----------    ---------
                                                  $ 109,633     $ 45,817       $  (787)      $ (1,179)    $ 153,484
                                                  =========    =========     ===========    ==========    =========
Property under capital leases..................   $   3,061     $     31       $    --       $     --     $   3,092
                                                  =========    =========     ===========    ==========    =========
YEAR ENDED DECEMBER 31, 1992:
Land, buildings, and improvements..............   $  33,018     $    377       $    --       $    859     $  34,254
Fixtures, machinery and equipment..............     109,712       27,863        (2,250)        (5,836)      129,489
Construction-in-process........................      10,754           --            --          4,977        15,731
                                                  ---------    ----------    -----------    ----------    ---------
                                                  $ 153,484     $ 28,240       $(2,250)      $     --     $ 179,474
                                                  =========    =========     ===========    ==========    =========
Property under capital leases..................   $   3,092     $     16       $    --       $     --     $   3,108
                                                  =========    =========     ===========    ==========    =========
YEAR ENDED DECEMBER 31, 1993:
Land, buildings, and improvements..............   $  34,254     $  3,207       $    --       $  1,260     $  38,721
Fixtures, machinery and equipment..............     129,489       12,052        (2,373)        18,887       158,055
Construction-in-process........................      15,731           --            --        (11,288)        4,443
                                                  ---------    ----------    -----------    ----------    ---------
                                                  $ 179,474     $ 15,259       $(2,373)      $  8,859     $ 201,219
                                                  =========    =========     ===========    ==========    =========
Property under capital leases..................   $   3,108     $    224       $  (190)      $     --     $   3,142
                                                  =========    =========     ===========    ==========    =========

- ---------------
(a) Additions at cost for the year ended December 31, 1991 include $52 of land, buildings and improvements and $19,134 of fixtures, machinery and equipment as a part of the acquisition of Rhino-X Industries, Inc.

(b) Reclassification of asset category. (1991 includes ($1,179) distribution of Costa Rica facility as part of the special distribution in conjunction with the Class A Stock Offering and 1993 includes $8,859 relating to the adoption of SFAS No. 109 to adjust plant and equipment for prior business combinations from net-of-tax to pretax amounts.)


                                  SCHEDULE VI

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

                                                  BALANCES
                                                     AT                                                     BALANCES
                                                  BEGINNING    DEPRECIATION    RETIREMENTS      OTHER        AT END
                                                  OF PERIOD        (A)          OR SALES      CHARGES(B)    OF PERIOD
                                                  ---------    ------------    -----------    ----------    ---------
YEAR ENDED DECEMBER 31, 1991
Land, buildings and improvements...............    $ 2,994       $    893        $    --        $   --       $ 3,887
Fixtures, machinery and equipment..............     24,683          9,032           (672)           --        33,043
                                                  ---------    ------------    -----------    ----------    ---------
                                                   $27,677       $  9,925        $  (672)       $   --       $36,930
                                                  =========    ============    ===========    ==========    =========
Property under capital leases..................    $ 1,281       $    204        $    --        $   --       $ 1,485
                                                  =========    ============    ===========    ==========    =========
YEAR ENDED DECEMBER 31, 1992
Land, buildings and improvements...............    $ 3,887       $  1,095        $    --        $   --       $ 4,982
Fixtures, machinery and equipment..............     33,043         10,607         (1,677)           --        41,973
                                                  ---------    ------------    -----------    ----------    ---------
                                                   $36,930       $ 11,702        $(1,677)       $   --       $46,955
                                                  =========    ============    ===========    ==========    =========
Property under capital leases..................    $ 1,485       $    204        $    --        $   --       $ 1,689
                                                  =========    ============    ===========    ==========    =========
YEAR ENDED DECEMBER 31, 1993
Land, buildings and improvements...............    $ 4,982       $  1,281        $    --        $  330       $ 6,593
Fixtures, machinery and equipment..............     41,973         13,915         (1,264)        5,644        60,268
                                                  ---------    ------------    -----------    ----------    ---------
                                                   $46,955       $ 15,196        $(1,264)       $5,974       $66,861
                                                  =========    ============    ===========    ==========    =========
Property under capital leases..................    $ 1,689       $    246        $  (190)       $   --       $ 1,745
                                                  =========    ============    ===========    ==========    =========

- ---------------
(a) Depreciation is computed on a straight-line method over the estimated useful lives of the assets ranging from two to fifty years.

(b) Reclassification of asset category. (1993 includes $5,974 relating to the adoption of SFAS No. 109 to adjust plant and equipment for prior business combinations from net-of-tax to pretax amounts.)


                                 SCHEDULE VIII

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                      BALANCE AT   CHARGED TO   DEDUCTIONS
                                                      BEGINNING    COSTS AND       FROM       BALANCE AT
                    DESCRIPTION                        OF YEAR      EXPENSE     RESERVES(A)   END OF YEAR
- ----------------------------------------------------  ----------   ----------   -----------   -----------
YEAR ENDED DECEMBER 31, 1991(b):
     Allowance for doubtful accounts................    $2,086       $1,161       $  834        $2,413
YEAR ENDED DECEMBER 31, 1992:
     Allowance for doubtful accounts................    $2,413       $1,399       $1,212        $2,600
YEAR ENDED DECEMBER 31, 1993:
     Allowance for doubtful accounts................    $2,600       $  969       $  544        $3,025

- ---------------
(a) Accounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserve.

(b) The charges to costs and expenses for December 31, 1991 include $347 relating to the acquisition of Rhino-X Industries, Inc.



                                   SCHEDULE X

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (IN THOUSANDS)

                                                                  CHARGED TO COSTS AND EXPENSES
                                                                     YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                   1993        1992       1991
                                                                 --------    --------    -------
Maintenance and repairs........................................  $6,537      $ 6,400     $6,568
Amortization of intangible assets, pre-operating costs and
  similar deferrals............................................  $3,960      $ 3,656     $3,638
Taxes, other than payroll and income taxes.....................       *            *          *
Royalties......................................................       *            *          *
Advertising costs..............................................  $6,007      $12,665     $4,416

- ---------------
* Costs are not included as they do not exceed one percent (1%) of total net sales.


                                   APPENDIX A

                     INFORMATION REGARDING POLY-TECH, INC.

                        DIRECTORS AND EXECUTIVE OFFICERS

     The following tables set forth certain information with respect to each person who is an executive officer or director of Poly-Tech, Inc. ("Poly-Tech").

                         NAME                    AGE                POSITION
        ---------------------------------------  ---   -----------------------------------
        William H. Binnie......................  36    Chairman of the Board of Directors
        David E. Wilbur, Jr....................  51    President
        Rajiv P. Bhatt.........................  36    Chief Financial Officer

     Mr. Binnie has been Chairman of the Board of Directors of Poly-Tech since 1989.

     Mr. Wilbur has been President of Poly-Tech since September 1992. From 1990 to 1992, Mr. Wilbur was President of Wilbur and Associates, a consulting and merger and acquisition company, and Vice Chairman of Edina Group, Inc., a merger and acquisition company. Mr. Wilbur was President and Chief Operating Officer of Poly-Tech, Inc. from 1984 to 1990.

     Mr. Bhatt has been Vice President, Secretary and Chief Financial Officer of Poly-Tech since 1989.

                             EXECUTIVE COMPENSATION

     The compensation paid or accrued in 1993 on behalf of Messrs. Binnie, Wilbur and Bhatt was paid or accrued for services rendered to Carlisle Plastics, Inc., Poly-Tech and their respective subsidiaries. Information regarding such compensation is included in Item 11 of the Annual Report on Form 10-K, which incorporates by reference the information set forth in the 1994 Proxy Statement under the caption "Executive Compensation."

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 31, 1993 with regard to the beneficial ownership of the shares of common stock of Poly-Tech by each holder of 5% thereof, each director of Poly-Tech and by all directors and executive officers of Poly-Tech as a group.

                          NAME AND ADDRESS OF                     BENEFICIALLY     PERCENT
                            BENEFICIAL OWNER                         OWNED         OF CLASS
        --------------------------------------------------------  ------------     --------
        Carlisle Plastics, Inc.(a)..............................      1,000          100.0%
        All directors and executive officers of Poly-Tech as a
          group (3 persons)(b)..................................      1,000          100.0%

- ---------------
(a) The business address for such person is One Union Street, Boston, Massachusetts 02108.

(b) The number of shares shown as being owned by all directors and officers of Poly-Tech as a group attributes ownership of the Company's 1,000 shares to Mr. Binnie. The number of shares shown as beneficially owned by Mr. Binnie are by virtue of Mr. Binnie's ownership of a controlling interest in the Company. Mr. Binnie disclaims beneficial ownership of the shares owned by the Company. The business address for such person is P.O. Box 771, Rye, New Hampshire 03870.


                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

EXHIBITS
- --------
3.1         --   Restated Certificate of Incorporation of Carlisle Plastics, Inc. dated as of
                 May 16, 1991 (incorporated by reference to Exhibit 3.1 to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1991 (hereinafter, the
                 "1991 10-K").
3.2         --   By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the
                 Registration Statement on Form S-1, Registration No. 33-27262, as filed with the Securities and Exchange Commission on February 27, 1989 (hereinafter, the
                 "1989 S-1")).
10.1   (a)  --   The Securities Purchase Agreement, dated as of March 23, 1990, between the
                 Company and Kawajitsu Leasing (H.K.) Ltd. (incorporated by reference to
                 Exhibit 10.1(a) to the Registration Statement on Form S-1, Registration No.
                 33-35966, as filed with the Securities and Exchange Commission on October 30,
                 1990 (hereinafter, the "1990 S-1")).
10.1   (b)  --   The Securities Purchase Agreement, dated as of March 23, 1990 between the
                 Company and Show Leasing America, Inc. (incorporated by reference to Exhibit
                 10.1(b) to the 1990 S1).
10.2        --   Securities Purchase Agreement, dated as of March 23, 1990, between the Company and each purchaser of the 1997 Notes (incorporated by reference to Exhibit
                 10.2 to the 1990 S-1).
10.3        --   Indenture dated as of April 1, 1989, as supplemented by First Supplemental
                 Indenture dated as of March 20, 1990 and Second Supplemental Indenture dated
                 March 23, 1990, relating to the Company's 13 3/4% Senior Notes Due 1997 between the Company and United States Trust Company of New York, as trustee, and Poly-Tech, Inc., as guarantor (incorporated herein by reference to
                 Exhibits 4.1 of the 1989 S-1, 10.13 to the 1990 S-1 and 10.14 to the 1990 S-1,
                 respectively).
10.4        --   Carlisle Acquisition Corp.'s Senior Subordinated Note in the principal amount of $35,000,000, dated April 7, 1989 (incorporated herein by reference to
                 Exhibit A to Exhibit 4.1 of the 1989 S-1).
10.5        --   Poly-Tech's Senior Subordinated Promissory Note in the principal amount of
                 $55,000,000, dated March 23, 1990 (incorporated by reference to Exhibit 10.21 to the 1990 S-1).
10.6        --   Indenture dated March 23, 1990, as supplemented by First Supplemental
                 Indenture dated as of May 24, 1990 and Second Supplemental Indenture dated as of October 9, 1990, relating to the Company's Senior Variable Notes Due 1994 among the Company, Poly-Tech, Inc., as guarantor, and the Bank of Montreal
                 Trust Company, as trustee (incorporated by reference to Exhibits 4.1 to the
                 1990 S-1, 4.4 to the 1990 S-1 and 4.5 to the 1990 S-1, respectively).
10.7        --   Indenture dated March 23, 1990, as supplemented by First Supplemental
                 Indenture dated as of October 9, 1990, relating to the Company's Senior
                 Variable Notes Due 1997 among the Company, Poly-Tech, Inc., as guarantor, and the Bank of Montreal Trust Company, as trustee (incorporated by reference to
                 Exhibits 4.2 and 4.3 to the 1990 S-1, respectively).
10.8        --   Management Agreement dated as of May 22, 1991 between the Company and Carlisle
                 Plastics Management Corporation (incorporated by reference to Exhibit 10.22 to the 1990 S-1).
10.9        --   Restated 1991 Employee Incentive Plan (incorporated by reference to Exhibit
                 4(a) to the Registration Statement on Form S-8, Registration No. 33-64890, as
                 filed with the Securities and Exchange Commission on June 24, 1993.
10.10       --   Lease between the Company and One Union Realty Trust dated September 1, 1991
                 (incorporated by reference to Exhibit 10.35 to the 1991 10-K), as amended by
                 Addendum Number 1 to the Lease dated June 29, 1993 (filed herewith).

EXHIBITS
- --------
10.11       --   Stockholders' Agreement dated as of July 16, 1991 by and among High-D
                 Acquisition Corp., Carlisle Plastics, Inc. and certain individuals and institutions relating to Rhino-X Industries, Inc. (incorporated by reference to Exhibit 10.45 to the 1991 10-K).
10.12       --   Employment Agreement dated July 14, 1992 between the Company and David E.
                 Wilbur, Jr. (incorporated by reference to Exhibit I to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 1992).
10.13       --   Indenture relating to the Company's 10 1/4% Senior Notes Due 1997 among the
                 Company, Poly-Tech, as Guarantor, and United States Trust Company of New York,
                 as Trustee (a form of the Notes is contained as Exhibit A thereto)
                 (incorporated by reference to Exhibit 4.1 to the Registration Statement on
                 Form S-1, as amended, Registration No. 33-47627, as filed with the Securities and Exchange Commission on May 1, 1992).
11          --   Statement re: Computation of Per Share Earnings.
18          --   Letter re: Change in Accounting Principles (incorporated by reference to
                 Exhibit 18 of the 1989 S-1).
21          --   Subsidiaries of the Company.
23          --   Consent of Deloitte & Touche.