Form 10-Q
period 1994-03-31
CARLISLE PLASTICS INC
filed 1994-05-13
CIK 846902

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ______________

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1994
                                    -------------------------------
                        OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from____________to________________

                       **********************************

                        Commission file number 1-10756
                                               -------

                         CARLISLE PLASTICS, INC.
            ----------------------------------------------------
            (Exact name of registrant as specified in its Charter)

            Delaware                                  04-2891825
- - -------------------------------------     -------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                     **********************************

                      Commission file number 33-35966
                                          --------

                               POLY-TECH, INC.
                    --------------------------------------

             Minnesota                                  41-1503086
- - -------------------------------------    -------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

                      ***********************************

     ONE UNION STREET, BOSTON, MA                         02108
- - -----------------------------------------             -----------
 (Address of principal executive offices)              (Zip Code)

                              (617) 523-0920
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  YES   X   NO
                                                    -----    -----
AT MARCH 31, 1994, 8,075,591 AND 9,618,694 SHARES OF CARLISLE PLASTICS, INC. CLASS A COMMON STOCK AND CLASS B COMMON STOCK, RESPECTIVELY, WERE OUTSTANDING.

                            CARLISLE PLASTICS, INC.

                                   FORM 10-Q

                          QUARTER ENDED March 31, 1994




                                     INDEX


PART I - FINANCIAL INFORMATION:
                                                                PAGE
                                                                ----
     Item 1.  Financial Statements.......................         3

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations.................................        17

PART II - OTHER INFORMATION:

     Item 1.  Legal Proceedings..........................        19

     Item 2.  Changes in Securities......................        19

     Item 3.  Defaults Upon Senior Securities............        19

     Item 4.  Submission of Matters to a Vote of
              Security Holders...........................        19

     Item 5.  Other Information..........................        19

     Item 6.  Exhibits and Reports on Form 8-K...........        19

SIGNATURES...............................................        20

INDEX TO EXHIBITS........................................        21


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share                    (Unaudited)
and per share amounts)                          MARCH 31,        DECEMBER 31,
                                                  1994              1993
                                               -----------       ------------
ASSETS
Current assets:
 Cash and cash equivalents                       $  34,108        $  19,745
 Receivables--principally trade--net
  of allowances of $2,687 as of March 31,
  1994 and $3,025 as of December 31, 1993           51,368           46,770
 Inventories                                        40,586           43,032
 Other current assets                                7,213            5,750
                                                 ---------        ---------
     Total current assets                          133,275          115,297
                                                 ---------        ---------
Property, plant and equipment--net of
 accumulated depreciation of $71,845 as of
 March 31, 1994 and $68,606 as of
 December 31, 1993                                 138,292          135,755
Goodwill--net                                       67,201           67,729
Other assets--net                                    6,121            7,067
                                                 ---------        ---------
TOTAL ASSETS                                     $ 344,889        $ 325,848
                                                 =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt               $  31,280        $  11,209
 Accounts payable                                   32,552           34,109
 Other accrued liabilities                          17,475           15,722
                                                 ---------        ---------
     Total current liabilities                      81,307           61,040
                                                 ---------        ---------
Long-term debt--net of current portion             184,859          183,101
Deferred income taxes                               10,483           10,816
Other non-current liabilities                        1,500            1,625
Stockholders' equity:
 Preferred stock--$.01 par value; 10,000,000
  shares authorized, no shares issued
  or outstanding
 Class A common stock--$.01 par value; 50,000,000
  shares authorized; 8,075,591 and 8,000,401
  issued and outstanding as of March 31,
  1994 and December 31, 1993, respectively              81               80
 Class B common stock--$.01 par value; 20,000,000
  shares authorized; 9,618,694 issued and
  outstanding as of March 31, 1994 and
  December 31, 1993                                     96               96
 Additional paid-in capital                         68,309           67,904
 Retained earnings (deficit)                        (1,746)           1,186
                                                 ---------        ---------
     Total stockholders' equity                     66,740           69,266
                                                 ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 344,889        $ 325,848
                                                 =========        =========

     See notes to unaudited condensed consolidated financial statements and independent accountants' report.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                      THREE MONTHS ENDED MARCH 31,
                                      ----------------------------
                                           1994            1993
                                         --------         --------
Net sales                                $ 86,092         $ 90,831
Cost of goods sold                         64,639           66,495
                                         --------         --------
Gross profit                               21,453           24,336

Operating expenses                         15,236           16,550
Goodwill and other amortization               744              742
                                         --------         --------
Operating income                            5,473            7,044
Interest expense                            5,547            5,930
Interest and other income                    (101)            (128)
                                         --------         --------
Income before provision for
  income taxes, extraordinary item
  and cumulative effect of change
  in accounting principle                      27            1,242
Provision for income taxes                     11              559
                                         --------         --------
Income before extraordinary
  item and cumulative effect of
  change in accounting principle               16              683
Extraordinary item (net of taxes of
  $1,574 in 1994 and $138 in 1993)         (2,462)            (234)
Cumulative effect of change in
  accounting principle relating
  to income taxes                               -            1,586
                                         --------         --------
Net income (loss)                        $ (2,446)        $  2,035
                                         ========         ========

Earnings per common share:
Before extraordinary item and
  change in accounting principle         $     -          $    .04
Extraordinary item                           (.14)            (.01)
Cumulative effect of change in
  accounting principle relating
  to income taxes                               -              .09
                                         --------         --------
Net income (loss)                        $   (.14)        $    .12
                                         ========         ========
Weighted average of common
  and common equivalent shares             17,654           17,648
                                         ========         ========

       See notes to unaudited condensed consolidated financial statements and independent accountants' report.


                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)
                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                    1994          1993
                                                -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $   (2,446)   $    2,035
Adjustments to reconcile net income (loss) to
  net cash flows from operating activities:
  Depreciation and amortization                      5,212         4,695
  Deferred income taxes                               (426)           11
  Write-off of deferred financing costs              1,331           122
  Change in accounting principle                        -         (1,586)
  Other                                                 14            41
  Changes in assets and liabilities:
    Receivables                                     (4,598)       (2,316)
    Inventories                                      2,446          (162)
    Other current assets                            (1,370)          (74)
    Accounts payable                                (1,557)       (1,248)
    Other accrued liabilities                        4,474         4,657
    Other assets                                      (428)         (231)
                                                ----------    ----------
Total adjustments                                    5,098         3,909
                                                ----------    ----------
Net cash provided by operating activities            2,652         5,944
                                                ----------    ----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of property, plant and
  equipment--net                                    (6,794)       (3,619)
Purchase minority interest of subsidiary            (3,221)            -
Sale of assets of trucking subsidiary                    -         1,500
                                                ----------    ----------

Net cash used for investing activities             (10,015)       (2,119)
                                                ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt                       (10,239)       (5,288)
Issuance of long-term debt                          32,068           467
Deferred financing costs                              (509)           (5)
Exercise of stock options                              406            38
Other                                                    -            37
                                                ----------    ----------
Net cash provided by (used for)
  financing activities                              21,726        (4,751)
                                                ----------    ----------

CASH AND CASH EQUIVALENTS:
Net increase (decrease)                             14,363          (926)
Beginning of period                                 19,745        17,750
                                                ----------    ----------
End of period                                   $   34,108    $   16,824
                                                ==========    ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                   $      809    $    1,144
Income taxes paid                               $      456    $       37

      See notes to unaudited condensed consolidated financial statements and independent accountants' report.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            (Dollar amounts in thousands, except per share amounts)
                (Unaudited--See Independent Accountants' Report)

A.    BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Carlisle Plastics, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position as of March 31, 1994 and December 31, 1993 and the results of operations and cash flows for the three months ended March 31, 1994 and 1993. While the interim financial statements and accompanying footnotes are unaudited, they have been reviewed by Deloitte & Touche, the Company's independent certified public accountants.

Results of operations are not necessarily indicative of the results expected for the full year. Certain amounts in prior periods' financial statements have been reclassified to conform to the current period's presentation.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 1993.


B.    INVENTORIES

Inventories consisted of the following at March 31, 1994 and
December 31, 1993:
                                          (Unaudited)
                                            March 31,      December 31,
                                              1994            1993
                                          -----------      -----------
Raw materials                             $    15,506      $    13,909
Finished Goods                                 25,080           29,123
                                          -----------      -----------
Total                                     $    40,586      $    43,032
                                          ===========      ===========

C.    RELATED PARTY TRANSACTIONS

Management fees incurred with respect to services rendered by affiliates of a certain stockholder were $375 for the three months ended March 31, 1994 and 1993.

D.    ACCOUNTING FOR INCOME TAXES

As of March 31, 1994, the Company had net operating loss carryforwards from a subsidiary which was not consolidated for the purpose of filing income tax returns for years prior to 1994. These carryforwards,

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

totalling $9,385, expire in the years 2006 to 2008. The Company also had alternative minimum tax credits totalling $2,553, which have no expiration date.

E.    INTEREST RATE AGREEMENTS

In September 1993, the Company received $2,000 from the termination of an interest rate swap agreement, which it had entered into in June 1993. This gain has been deferred and is being amortized over the original term of the swap agreement.

On September 15, 1993, the Company entered into a new interest rate swap agreement with a notional principal amount of $90,000, terminating on June 15, 1997 (matching the principal and due date of the Company's 10.25% Senior Fixed Rate Notes). Under the agreement, the Company receives interest at a fixed rate (4.9%) and pays interest at a floating rate (LIBOR), which is established in arrears at six month intervals. The agreement is collateralized by a letter of credit. The net interest differential and amortization of the deferred gain of $234 was recorded as a reduction of interest expense in the three month period ended March 31, 1994. The Company is subject to interest rate risk during the term of the swap agreement. A sufficient increase in market interest rates during the term of the agreement could result in the Company having a net payment obligation under the agreement. Based upon market quotations as of March 31, 1994, the estimated cost of terminating the interest rate swap agreement approximated $4,200. This estimate was made based on relevant market information about the financial instrument and is subjective in nature and involves uncertainty and significant judgement and, therefore, cannot be determined with precision.

On May 5, 1994, the Company bought an interest rate corridor for $1,545 with a notional principal amount of $90,000, which, beginning June 15, 1995, effectively hedges the Company's interest rate risk on the interest rate swap agreement from 5.86% to 7.36%. The term of this corridor is June 15, 1995 through June 15, 1997; the principal and due date matches that of the Company's 10.25% Senior Fixed Rate Notes. The cost of entering into the interest rate corridor will be deferred and amortized over the term of the agreement. The Company is subject to interest rate risk during the period of this corridor to the extent that the LIBOR rate, established in arrears at six month intervals, exceeds 7.36%.

F.     BUSINESS ACQUISITION

Under a put and call arrangement signed in conjunction with the acquisition of Rhino-X Industries, Inc. ("Rhino-X") in July 1991, the Company purchased the minority interest shares at the minimum option price of $12 per share on January 1, 1994, as established by the put and call arrangement. The Company had recorded an obligation of $4,000 at December 31, 1993, less $500 for the minority shareholders' interest

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in retained earnings. At December 31, 1993 this obligation was also reduced by $779 for sales tax payments made by the Company and recoverable from the minority shareholders.

G.     DEBT FINANCING

During March and April of 1994, the Company entered into a series of transactions to repay and refinance certain debt.

On March 1, 1994, the Company retired $10,000 of its Senior Variable Rate Notes due 1994 upon maturity.

On March 9, 1994 (and as amended April 14, 1994), the Company entered into a three-year $55,000 revolving credit facility secured by the Company's accounts receivable and inventory. Under the facility, the Company may borrow the lesser of $55,000 or 80% of eligible accounts receivable and 50% of eligible inventory (as defined in the agreement) for working capital purposes. The borrowings under this facility are payable at the expiration of the three-year agreement. The facility includes a $7,000 sub-facility for letters of credit. The interest rates on advances under the facility are: LIBOR plus 2.25% for advances less than $5,000, LIBOR plus 3.25% for advances from $5,000 to $10,000 and LIBOR plus 3.75% for advances in excess of $10,000. The fee for letter of credit obligations is 1.5% per annum. The fee for non-use of available funds is 0.25% per annum. The LIBOR rate applicable to the revolving credit facility was 3.625% at March 31, 1994. At March 31, 1994, the Company had $32,068 outstanding revolver advances and $5,410 letter of credit obligations. On April 14, 1994, the facility was reduced to $20,000 after the implementation of an accounts receivable securitization program.

On April 1, 1994, the Company retired an industrial revenue bond for $300 prior to maturity.

On April 4, 1994, the Company entered into a five-year sale and leaseback financing. Under the financing, the Company sold and leased back equipment for $45,025, resulting in a gain which will be amortized over the term of the related equipment. The lease is secured by the related equipment. The rental payments for the lease are based on a variable interest rate of LIBOR plus 2.65%. The LIBOR rate applicable to the sale and leaseback agreement was 3.8125% at April 4, 1994.

On April 4, 1994, the Company retired the $68,525 outstanding balance of its 13.75% Senior Fixed Rate Notes, three years prior to maturity, at 103.93% of the principal amount. The notes were retired using proceeds of the sale and leaseback financing and cash on hand. The premium and the related write-off of deferred financing costs were recorded as an extraordinary charge of $2,462 (net of taxes) in the first quarter of 1994.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 14, 1994, the Company entered into a five-year $35,000 accounts receivable securitization program for working capital purposes. Under this program, the Company sold and will continue to sell substantially all of its accounts receivable to a newly-formed, wholly-owned subsidiary, Carlisle Plastics Funding Corporation ("CPFC"). CPFC purchases the accounts receivable of the Company with proceeds from its borrowings under a commercial paper facility
(limited to 80% of eligible accounts receivable as defined in the agreement). The interest rate of the facility is commercial paper rate plus 1.25%. The purchased accounts receivable are solely the assets of CPFC. In the event of liquidation of CPFC, creditors of CPFC would be entitled to satisfy their claims from CPFC's assets prior to any distribution to the Company. The proceeds of $35,000 were used to pay down the outstanding balance of revolving credit advances. The borrowings under this agreement are payable at the expiration of the five-year agreement.

The agreements for the revolving credit facility, sale and leaseback financing, and accounts receivable securitization program contain covenants that include requirements to maintain compliance with certain financial tests and ratios, including maximum capital expenditures, minimum net worth, minimum interest and taxes coverage ratio, minimum fixed charges coverage ratio and maximum funded debt to equity ratio.

Debt balances as of March 31, 1994 have been classified in accordance with the repayment schedule of these refinancing agreements.

The following table sets forth pro forma selected balance sheet categories as if the debt refinancing had been completed by March 31, 1994:

                                                 (UNAUDITED)
               ASSETS
               Cash                               $  2,847
               Other current assets                 99,167
                                                  --------
                   Total current assets            102,014
               Long-term assets                    211,614
                                                  --------
                   Total assets                   $313,628
                                                  ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               Current portion of long-term debt  $  7,480
               Other current liabilities            42,566
                                                  --------
                    Total current liabilities       50,046
               Long-term debt                      184,859
               Other long-term liabilities          11,983
                                                  --------
                    Total liabilities              246,888
               Equity                               66,740
                                                  --------
                    Total liabilities and
                      stockholders' equity        $313,628
                                                  ========

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

H. UNAUDITED CONDENSED FINANCIAL INFORMATION OF CARLISLE PLASTICS, INC. AND SUBSIDIARIES

Unaudited condensed consolidating financial information of Carlisle Plastics, Inc. and subsidiaries follows.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

H. Unaudited Condensed Financial Information of Carlisle Plastics, Inc. and Subsidiaries (continued)

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                                 MARCH 31, 1994
                                           ----------------------------------------------------------------------------------
                                           Carlisle                      Non-Guarantor
                                           Plastics,       Poly-Tech,    Subsidiaries         Eliminations           Total
                                              Inc.           Inc.(1)          (2)
                                           ---------      -----------    -------------        ------------         ----------
ASSETS
Current assets:
Cash and cash equivalents                  $  33,675      $       1      $     432            $      -             $  34,108
Receivables--principally trade--net (6)       49,676              -          1,692                   -                51,368
Inventories (6)                               40,456              -            130                   -                40,586
Notes receivable from subsidiary (4)          21,317              -              -             (21,317)                    -
Receivable from subsidiaries or parent             -         28,608         36,472             (65,080)                    -
Other current assets                           4,519          5,444          1,972              (4,722)                7,213
                                           ---------      ---------      ---------           ---------             ---------
  Total current assets                       149,643         34,053         40,698             (91,119)              133,275
Notes receivable from subsidiaries (3)(4)    118,806              -              -            (118,806)                    -
Investment in subsidiaries                    17,399         70,540              -             (87,939)                    -
Property, plant and equipment--net (7)        51,566         29,669         57,057                   -               138,292
Goodwill--net                                  4,239         12,042         50,920                   -                67,201
Other assets--net                              4,662              2          1,457                   -                 6,121
                                           ---------      ---------      ---------           ---------             ---------
TOTAL ASSETS                               $ 346,315      $ 146,306      $ 150,132           $(297,864)            $ 344,889
                                           =========     =========       =========           =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (7)      $  30,901      $      -       $     379           $       -             $  31,280
Accounts payable                              30,897           418           1,237                   -                32,552
Note payable to parent (4)                         -             -          21,317             (21,317)                    -
Payable to subsidiaries or parent             22,082        36,289           6,709             (65,080)                    -
Other accrued liabilities                      9,829           744          11,624              (4,722)               17,475
                                           ---------      ---------      ---------           ---------             ---------
  Total current liabilities                   93,709        37,451          41,266             (91,119)               81,307
Long-term debt--net of current portion (7)   184,367             -             492                   -               184,859
Note payable to parent (3) (4)                     -        90,000          28,806            (118,806)                    -
Deferred income taxes                          2,474         3,835           4,174                   -                10,483
Other non-current liabilities                  1,500             -               -                   -                 1,500

Stockholders' equity:
Intercompany preferred stock (5)                   -        15,000               -             (15,000)                    -
Common stock                                     177         1,300          71,569             (72,869)                  177
Additional paid-in capital                    68,309             -              70                 (70)               68,309
Retained earnings (deficit)                   (4,221)       (1,280)          3,755                   -                (1,746)
                                           ---------      ---------      ---------           ---------             ---------
  Total stockholders' equity                  64,265        15,020          75,394             (87,939)               66,740
                                           ---------      ---------      ---------           ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 346,315     $ 146,306       $ 150,132           $(297,864)            $ 344,889
                                           =========     =========       =========           =========             =========
- - ----------------------------------------------------------------------------------------------------------------------------

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

H.    UNAUDITED CONDENSED FINANCIAL INFORMATION OF CARLISLE PLASTICS,
      INC. AND SUBSIDIARIES (Continued)

                                                                           DECEMBER 31, 1993
                                           -------------------------------------------------------------------------------
                                           Carlisle                      Non-Guarantor
                                           Plastics,       Poly-Tech,    Subsidiaries         Eliminations           Total
                                              Inc.          Inc.(1)           (2)
                                           ---------       ----------    -------------        ------------           ------
ASSETS
Current assets:
Cash and cash equivalents                  $  19,419        $       1      $     325            $      -           $  19,745
Receivables--net (6)                          17,983           16,080         12,707                   -              46,770
Inventories (6)                               15,554            7,307         20,171                   -              43,032
Notes receivable from subsidiary (4)          21,317               -              -               (21,317)                -
Receivable from subsidiaries or parent        32,706               -          11,520              (44,226)                -
Other current assets                           1,060            7,186          2,062               (4,558)             5,750
                                            --------        ---------      ---------            ---------          ---------
  Total current assets                       108,039           30,574         46,785              (70,101)           115,297
Notes receivable from subsidiaries (3)(4)    118,806               -              -              (118,806)                -
Investment in subsidiaries                    17,329           70,540             -               (87,869)                -
Property, plant and equipment--net (7)        50,433           29,823         55,499                   -             135,755
Goodwill--net                                  4,330           12,128         51,271                   -              67,729
Other assets--net                              4,963              525          1,579                   -               7,067
                                            --------        ---------      ---------            ---------          ---------
TOTAL ASSETS                               $ 303,900        $ 143,590      $ 155,134            $(276,776)         $ 325,848
                                           =========        =========      =========            =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (7)      $  10,980        $      -       $     229            $       -          $  11,209
Accounts payable                              31,818              470          1,821                    -             34,109
Notes payable to parent (4)                       -                -          21,317              (21,317)                -
Payable to subsidiaries or parent                 -            30,659         13,567              (44,226)                -
Other accrued liabilities                      6,813            2,688         10,779               (4,558)            15,722
                                            --------        ---------      ---------            ---------          ---------
  Total current liabilities                   49,611           33,817         47,713              (70,101)            61,040
Long-term debt--net of current portion (7)   182,457               -             644                   -             183,101
Notes payable to parent (3) (4)                   -            90,000         28,806             (118,806)                -
Deferred income taxes                          2,481            3,835          4,500                   -              10,816
Other non-current liabilities                  1,625               -              -                    -               1,625

Stockholders' equity:
Intercompany preferred stock (5)                  -            15,000             -               (15,000)                -
Common stock                                     176            1,300         72,069              (73,369)               176
Additional paid-in capital                    67,904               -              -                    -              67,904
Retained earnings (deficit)                     (354)            (362)         1,402                  500              1,186
                                            --------        ---------      ---------            ---------          ---------
  Total stockholders' equity                  67,726           15,938         73,471              (87,869)            69,266
                                            --------        ---------      ---------            ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 303,900        $ 143,590      $ 155,134            $(276,776)         $ 325,848
                                           =========        =========      =========            =========          =========
- - -----------------------------------------------------------------------------------------------------------------------------------


                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

H.    UNAUDITED CONDENSED FINANCIAL INFORMATION OF CARLISLE PLASTICS,
      INC. AND SUBSIDIARIES (CONTINUED)

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                              THREE MONTHS ENDED MARCH 31, 1994
                                           ----------------------------------------------------------------------------
                                           Carlisle                      Non-Guarantor
                                           Plastics,       Poly-Tech,    Subsidiaries       Eliminations         Total
                                              Inc.          Inc.(1)           (2)
                                           ---------       ----------    -------------      ------------         ------
Net sales                                  $ 88,008        $  4,632         $ 17,666          $(24,214)        $ 86,092
Cost of goods sold                           75,410           2,194           11,249           (24,214)          64,639
                                           --------        --------         --------          --------         --------
Gross profit                                 12,598           2,438            6,417                -            21,453
Operating expenses                           14,087             421            1,472                -            15,980
Intercompany interest expense (income)       (4,418)          3,600              818                -                -
Interest expense                              5,445              -               102                -             5,547
Interest and other income                      (101)             -                -                 -              (101)
                                           --------        --------         --------          --------         --------
Income (loss) before provision for income
      taxes and extraordinary item           (2,415)         (1,583)           4,025                -                27
Provision for income taxes (benefit)         (1,008)           (665)           1,684                -                11
                                           --------        --------         --------          --------         --------
Income (loss) before extraordinary item      (1,407)           (918)           2,341                -                16
Extraordinary item -- early
      retirement of debt, net of taxes       (2,460)             -                (2)               -            (2,462)
                                           --------        --------         --------          --------         --------
Net income (loss)                          $ (3,867)       $   (918)        $  2,339          $     -          $ (2,446)
                                           ========        ========         ========          =======          ========

                                                              THREE MONTHS ENDED MARCH 31, 1993
                                           ----------------------------------------------------------------------------
                                           Carlisle                      Non-Guarantor
                                           Plastics,       Poly-Tech,    Subsidiaries       Eliminations         Total
                                              Inc.          Inc.(1)           (2)
                                           ---------       ----------    -------------      ------------         -----
Net sales                                  $ 29,769        $ 30,458         $ 40,608          $(10,004)        $ 90,831
Cost of goods sold                           22,831          21,844           31,824           (10,004)          66,495
                                           --------        --------         --------          --------         --------
Gross profit                                  6,938           8,614            8,784                -            24,336
Operating expenses                            4,235           6,215            6,842                -            17,292
Intercompany interest expense (income)       (4,687)          3,600            1,087                -                -
Interest expense                              5,812              -               118                -             5,930
Interest and other income                      (115)             -               (13)               -              (128)
                                           --------        --------         --------          --------         --------
Income (loss) before provision for income
      taxes, extraordinary item and
      cumulative effect of change
      in accounting principle                 1,693          (1,201)             750                -             1,242
Provision for income taxes (benefit)            410             (54)             203                -               559
                                           --------        --------         --------          --------         --------
Income (loss) before extraordinary item
      and cumulative effect of change in
      accounting principle                    1,283          (1,147)             547                -               683
Extraordinary item -- early
      retirement of debt, net of taxes         (234)             -                -                 -              (234)
Cumulative effect of change in accounting
      principle relating to income taxes      2,489             (69)            (834)               -             1,586
                                           --------        --------         --------          --------         --------
Net income (loss)                          $  3,538        $ (1,216)        $   (287)         $     -          $  2,035
                                           ========        ========         ========          ========         ========
- - -----------------------------------------------------------------------------------------------------------------------


                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

H. UNAUDITED CONDENSED FINANCIAL INFORMATION OF CARLISLE PLASTICS, INC. AND SUBSIDIARIES (continued)

(1) Poly-Tech, Inc. ("Poly-Tech") has guaranteed the Company's Notes. The aggregate principal amount of this indebtedness was $177,625 as of March 31, 1994. American Western Corporation ("American Western"), a wholly-owned subsidiary of Poly-Tech, is not obligated under any of such guarantees by Poly-Tech.

(2)  Non-guarantor subsidiaries include American Western, Rhino-X,
     A&E Products (Far East) Ltd., Plasticos Bajacal, S.A. de C.V. and A&E -- Korea, Ltd.

(3) Poly-Tech's Intercompany Notes include a $55,000 Intercompany Note issued March 23, 1990 and a $35,000 Intercompany Note issued
     April 7, 1989 (together the "Intercompany Notes") payable to the Company ten years from their respective dates of issuance, without amortization, and bear interest at 16% per annum. The Intercompany Notes may be prepaid at any time, in whole or in part, at 100% of their principal amount plus accrued interest to the date of prepayment. The Intercompany Notes are unsecured and rank pari passu in right of payment with all other existing and future senior subordinated indebtedness of Poly-Tech. Additionally, the Intercompany Notes, pursuant to their terms, are subordinated in right of payment to all other unsubordinated indebtedness of Poly-Tech, including the guarantees by Poly-Tech of the Notes.

(4) The Non-Guarantor Subsidiaries' Intercompany Notes include a $4,000 note issued July 16, 1991 that is payable May 15, 1994, without amortization, bearing interest at 8% per annum; a $17,317 note issued January 1, 1994 payable upon demand, without amortization, bearing interest at the commercial paper rate plus 1.25% per annum (4.02% at March 31, 1994); and a $28,806 note issued June 19, 1992 payable March 1, 1996, without amortization, bearing interest at LIBOR plus 2.375% per annum. These Intercompany Notes may be prepaid at any time, in whole or in part, at 100% of their principal amount plus accrued interest to the date of prepayment. The Intercompany Notes are unsecured and rank pari passu in right of payment with all other existing and future indebtedness of Rhino-X and American Western.

(5) The intercompany preferred stock has $1,688 cumulative preferred dividends in arrears.

(6) On March 9, 1994, Poly-Tech, American Western and Rhino-X entered into asset purchase agreements with Carlisle Plastics, Inc. Under these asset purchase agreements, all accounts receivable and

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

H. UNAUDITED CONDENSED FINANCIAL INFORMATION OF CARLISLE PLASTICS, INC. AND SUBSIDIARIES (continued)

     inventory were sold from the subsidiaries to Carlisle Plastics, Inc. On March 9, 1994, these three subsidiaries also entered into contract manufacturing agreements with Carlisle Plastics, Inc., under which the subsidiaries provide manufacturing services to Carlisle Plastics, Inc. With the implementation of these agreements, Carlisle Plastics, Inc. became responsible for all selling and administrative duties for the Company. The asset purchase and contract manufacturing agreements were effective January 1, 1994.

(7) On April 4, 1994, Poly-Tech, American Western and Rhino-X sold certain assets as part of the Company's sale and leaseback financing. The subsidiaries entered into sublease agreements with Carlisle Plastics, Inc. The sublease agreements were equal to each subsidiary's pro rata share (based on assets sold by each subsidiary) of the Company's sale and leaseback financing and have similar terms.

INDEPENDENT ACCOUNTANTS' REPORT


Carlisle Plastics, Inc.
Boston, Massachusetts

We have reviewed the accompanying condensed consolidated balance sheet of Carlisle Plastics, Inc. and subsidiaries as of March 31, 1994, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Carlisle Plastics, Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE
Boston, Massachusetts
May 5, 1994

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   NET SALES

The Company's net sales for the three months ended March 31, 1994 decreased 5.2% to $86.1 million from $90.8 million for the three months ended March 31, 1993. Sales in 1994 were adversely impacted by the earthquake in California and harsh winter weather experienced on the East Coast. Unit volume increased six percent in the 1994 period compared to the 1993 period. Net selling prices per unit decreased in the 1994 period as compared to 1993.

   GROSS PROFIT

Gross profit for the Company for the three months ended March 31, 1994 decreased to $21.5 million from $24.3 million for the three months ended March 31, 1993. Gross margin as a percent of sales decreased to 24.9% for the 1994 period from 26.8% for the comparable 1993 period as a result of the lower net selling prices per unit.

   OPERATING EXPENSES

Operating expenses, exclusive of goodwill and other amortization, for the three months ended March 31, 1994 decreased to $15.2 million from $16.6 million for the three months ended March 31, 1993. The decrease was due to reduced selling and advertising expenses.

   INCOME FROM OPERATIONS

Income from operations decreased to $5.5 million for the three months ended March 31, 1994 from $7.0 million for the same period in 1993.

   INTEREST EXPENSE

Interest expense, including amortization of deferred financing costs, decreased 6.5% to $5.5 million for the three months ended March 31, 1994 from $5.9 million for the three months ended
March 31, 1993. The decrease was due to a reduction in the average debt outstanding and amortization of a deferred gain resulting from the termination of an interest rate swap contract.

   INCOME TAXES

The provision for income taxes is based upon the estimated effective tax rate for each respective year.

   NET INCOME (LOSS)

Net loss for the three months ended March 31, 1994 was $2.4 million. The loss was primarily the result of a $2.5 million extraordinary charge due to the early extinguishment of debt. Net income of $2.0 million for the three months ended March 31, 1993 included a benefit of $1.6 million from the cumulative effect of an accounting principle change relating to the adoption of SFAS No. 109 and $.2 million extraordinary charge due to the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital as of March 31, 1994 was $52.0 million, a decrease of $2.3 million from the working capital balance at December 31, 1993.

For the three months ended March 31, 1994, cash flow from operations was $2.7 million, compared to $5.9 million for the comparable period in 1993. Principal uses of cash in 1994 included net capital expenditures of $6.8 million. Capital expenditures for 1994 are expected to approximate depreciation expense.

On January 1, 1994, the Company purchased the minority interest shares of Rhino-X for $4.0 million, net of $.8 million for sales tax payments made by the Company and recoverable from the minority shareholders.

On March 1, 1994, the Company retired $10.0 million of its Senior
Variable Rate Notes due 1994 upon maturity.

On March 9, 1994, the Company entered into a three-year $55.0 million revolving credit facility. At March 31, 1994, $32.1 million was outstanding under this revolving credit facility.

On April 1, 1994 the Company retired the $.3 million balance of one of its industrial revenue bonds.

On April 4, 1994, the Company entered into a five-year sale and leaseback financing. The Company utilized existing cash balances and proceeds from the sale and leaseback financing to retire the $68.5 million outstanding balance of its 13.75% Senior Fixed Rate Notes, three years prior to maturity at 103.93% of their principal amount. The premium and the related write-off of deferred financing costs were recorded as an extraordinary charge of $2.5 million (net of taxes) in the first quarter of 1994.

On April 14, 1994, the Company completed a five-year accounts receivable securitization agreement for $35.0 million and used the proceeds to pay down outstanding revolving credit advances. The Company reduced the revolving credit agreement to $20.0 million.

In the third quarter of 1993, the Company entered into an interest rate swap agreement with a notional principal amount of $90,000, terminating on June 15, 1997 (matching the principal and due date of the Company's 10.25% Senior Fixed Rate Notes). Under the agreement, the Company receives interest at a fixed rate (4.9%) and pays interest at a floating rate (LIBOR), which is established in arrears at six month intervals. The agreement is collateralized by a letter of credit. The net interest differential of $.1 million was recorded as a reduction of interest expense in the three month period ended March 31, 1994. The Company is subject to interest rate risk during the term of the swap agreement. A sufficient increase in market interest rates during the term of the agreement could result in the Company having a net payment obligation under the agreement.

On May 5, 1994, the Company bought an interest rate corridor for $1,545 with a notional principal amount of $90,000, which effectively hedges the Company's interest rate risk on the interest rate swap agreement from 5.86% to 7.36% beginning in June 1995. The term of this corridor is June 15, 1995 through June 15, 1997; the principal and due date matches that of the Company's 10.25% Senior Fixed Rate Notes. The cost of entering into the interest rate corridor will be deferred and amortized over the term of the agreement. The Company is subject to interest rate risk during the period of this corridor to the extent that the LIBOR rate, established in arrears at six month intervals, exceeds 7.36%.

The Company expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover future operating and investing cash requirements. Based upon the Company's ability to generate funds from operations, management believes that the Company will have the funds necessary to meet all of its financing requirements and obligations.

ACCOUNTING PRONOUNCEMENTS

During 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which had no material effects on its consolidated financial statements.



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:

          None.

Item 2.   Changes in Securities:

          None.

Item 3.   Defaults Upon Senior Securities:

          None.

Item 4.   Submission of Matters to a Vote of Security Holders:

          None.

Item 5.   Other Information:

          None.

Item 6.   Exhibits and Reports on Form 8-K:

          None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            CARLISLE PLASTICS, INC.




Date  MAY 13, 1994                          /s/ RAJIV P. BHATT
      ------------                          -------------------------------
                                            Rajiv P. Bhatt
                                            Chief Financial Officer
                                            (Principal Financial
                                            and Accounting Officer) and
                                            Director




                                POLY-TECH, INC.




Date  MAY 13, 1994                          /s/ RAJIV P. BHATT
      ------------                          -------------------------------
                                            Rajiv P. Bhatt
                                            Chief Financial Officer
                                            (Principal Financial
                                            and Accounting Officer)

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                     QUARTERLY PERIOD ENDED MARCH 31, 1994
                               INDEX TO EXHIBITS

10.14 Credit Agreement dated as of March 9, 1994 by and among Carlisle Plastics, Inc. (the "Company"), as Borrower, Poly-Tech, Inc. ("Poly-Tech"), A&E Products (Far East) Ltd. ("Far East"), Plasticos Bajacal S.A. de C.V. ("Plasticos"), Rhino-X Industries, Inc. ("Rhino-X"), A&E Korea, Ltd. ("Korea"), American Western Corporation ("American Western") and AWC Transportation Corporation ("AWCT"), as Co-obligors, and General Electric Capital Corporation ("GECC"), as Agent and Lender, as amended by the First Amendment to Credit Agreement and Security Agreement dated as of April 14, 1994 by and among the same parties.

10.15 Revolving Credit Note dated March 9, 1994 in the amount of $55,000,000 issued by the borrowers under the Credit
          Agreement referenced in Exhibit 10.14 to GECC.

10.16 Security Agreement dated as of March 9, 1994 by and amount the borrowers under the Credit Agreement referenced in Exhibit 10.14 and GECC, as administrative agent, as amended by the First Amendment to Credit Agreement and Security Agreement dated as of April 14, 1994 by and among the same parties (included in Exhibit 10.14).

10.17 Asset Purchase Agreements dated March 9, 1994 by and between the Company and American Western, Poly-Tech and Rhino-X.

10.18 Contract Manufacturing Agreements March 9, 1994 by and between the Company and American Western, Poly-
          Tech and Rhino-X.

10.19 Subordination Agreement dated as of March 9, 1994 by and among GECC, the Company, Poly-Tech, Far East,
          Plasticos, Rhino-X, Korea, American Western and AWCT.

10.20 Equipment Lease Agreement dated as of April 4, 1994 by and between the Company and GECC.

10.21 Equipment Sublease Agreements dated as of April 4, 1994 by and between the Company and American Western, Poly-
          Tech and Rhino-X.

10.22     Bills of Sale dated April 4, 1994 by the Company, Poly-
          Tech, American Western and Rhino-X.

10.23 Subordination Agreement dated as of April 4, 1994 by and among GECC, the Company, Poly-Tech, Far East,
          Plasticos, Rhino-X, Korea, American Western and AWCT.

10.24     Subsidiary Guarantees dated as of April 4, 1994 by
          Poly-Tech, American Western and Rhino-X in favor of GECC.

10.25 Receivables Funding and Servicing Agreement dated as of April 14, 1994 by and amount Carlisle Plastics Funding Corporation ("CPFC"), as Borrower, Redwood Receivables Corporation ("Redwood"), as Lender, the Company, as Servicer, and GECC, as Operating Agent and Collateral Agent.

10.26 Note dated April 14, 1994 in the amount of $35,000,000 issued by CPFC to Redwood pursuant to the Receivables
          Funding and Servicing Agreement referenced in Exhibit
          10.25.

10.27 Receivables Sale Agreement dated as of April 14, 1994 by and between the Company and CPFC.

10.28 Note dated April 14, 1994 in the amount of $35,000,000 issued by the Company to CPFC pursuant to the Receivables Sale Agreement referenced in Exhibit 10.27.