Form 10-Q
period 1994-06-30
CARLISLE PLASTICS INC
filed 1994-08-15
CIK 846902

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended     June 30, 1994
                                    ----------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____________to_____________

                        _____________________________

                        Commission file number 1-10756
                                              ---------

                           CARLISLE PLASTICS, INC.
           -------------------------------------------------------
            (Exact name of registrant as specified in its Charter)


            Delaware                         04-2891825
- - -------------------------------   ------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

                        _____________________________

                       Commission file number 33-35966
                                             ----------

                               POLY-TECH, INC.
                          -------------------------

          Minnesota                                 41-1503086
- - -------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

                        _____________________________


    One Union Street, Boston, MA                      02108
- - ----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)

                                (617) 523-0920
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days: YES X   NO _____

At June 30, 1994, 8,193,733 and 9,510,552 shares of Carlisle Plastics, Inc. Class A Common Stock and Class B Common Stock, respectively, were outstanding.

                           CARLISLE PLASTICS, INC.

                                   FORM 10Q

                         QUARTER ENDED JUNE 30, 1994


                                    INDEX

                                                                  PAGE
                                                                  ----
PART I - FINANCIAL INFORMATION:

     Item 1. Financial Statements ................................  3

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations........ 17

PART II - OTHER INFORMATION:

     Item 1. Legal Proceedings.................................... 20

     Item 2. Changes in Securities ............................... 20

     Item 3. Defaults Upon Senior Securities ..................... 20

     Item 4. Submission of Matters to a Vote of
             Security Holders .................................... 20

     Item 5. Other Information ................................... 20

     Item 6. Exhibits and Reports on Form 8-K..................... 20

SIGNATURES ....................................................... 21

INDEX TO EXHIBITS ................................................ 22



PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share                     (Unaudited)
and per share amounts)                            JUNE 30,      DECEMBER 31,
                                                   1994            1993
                                                -----------     -----------
ASSETS
Current assets:
 Cash and cash equivalents                      $  2,132         $ 19,745
 Receivables--principally trade--net of
   allowances of $2,686 as of June 30, 1994
   and $3,025 as of December 31, 1993             53,850           46,770
 Inventories                                      42,901           43,032
 Other current assets                              9,166            5,750
                                                --------         --------
       Total current assets                      108,049          115,297
                                                --------         --------
Property, plant and equipment--net of
  accumulated depreciation of $76,154
  as of June 30, 1994 and $68,606
  as of December 31, 1993                        141,700          135,755
Goodwill--net                                     66,673           67,729
Other assets--net                                  6,608            7,067
                                                --------         --------
TOTAL ASSETS                                    $323,030         $325,848
                                                ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt             $  8,435         $ 11,209
  Accounts payable                                36,908           34,109
  Other accrued liabilities                        8,029           15,722
                                                --------         --------
      Total current liabilities                   53,372           61,040
                                                --------         --------
Long-term debt--net of current portion           187,621          183,101
Deferred income taxes                             10,355           10,816
Other non-current liabilities                      3,744            1,625
Commitments and contingencies
Stockholders' equity:
  Preferred stock--$.01 par value;
    10,000,000 shares authorized,
    no shares issued or outstanding
  Class A common stock--$.01 par value;
    50,000,000 shares authorized;
    8,193,733 and 8,000,401 issued and
    outstanding as of June 30, 1994 and
    December 31, 1993, respectively                   82               80
  Class B common stock--$.01 par value;
    20,000,000 shares authorized;
    9,510,552 and 9,618,694 issued and
    outstanding as of June 30, 1994 and
    December 31, 1993, respectively                   95               96
Additional paid-in capital                        68,359           67,904
Retained earnings (deficit)                         (598)           1,186
                                                --------         --------
        Total stockholders' equity                67,938           69,266
                                                --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $323,030         $325,848
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

                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                     PERIODS ENDED JUNE 30,
                                                ---------------------------------------------------------------
                                                        THREE MONTHS                         SIX MONTHS
                                                ------------------------------    -----------------------------
                                                  1994              1993              1994              1993
                                                --------          --------          --------          --------
Net sales                                       $ 95,002          $ 87,767          $181,094          $178,598
Cost of goods sold                                71,227            63,259           135,866           129,754
                                                --------          --------          --------          --------
Gross profit                                      23,775            24,508            45,228            48,844

Operating expenses                                16,650            16,315            31,886            32,865
Goodwill and other amortization                      773               743             1,517             1,485
                                                --------          --------          --------          --------
Operating income                                   6,352             7,450            11,825            14,494
Interest expense                                   4,395             5,691             9,942            11,621
Interest and other income                            (33)              (94)             (134)             (222)
                                                --------          --------          --------          --------
Income before provision for
  income taxes, extraordinary item
  and cumulative effect of change
  in accounting principle                          1,990             1,853             2,017             3,095
Provision for income taxes                           836               801               847             1,360
                                                --------          --------          --------          --------
Income before extraordinary
  item and cumulative effect of
  change in accounting principle                   1,154             1,052             1,170             1,735
Extraordinary item (net of taxes of
  $1,574 in 1994 and $138 in 1993)                     -                 -            (2,462)             (234)
Cumulative effect of change in
  accounting principle relating
  to income taxes                                      -                 -                 -             1,586
                                                --------          --------          --------          --------
Net income (loss)                               $  1,154          $  1,052          $ (1,292)         $  3,087
                                                ========          ========          ========          ========
Earnings per common share:
Before extraordinary item and
  change in accounting principle                $    .07          $    .06          $    .07          $    .10
Extraordinary item                                     -                 -              (.14)             (.01)
Cumulative effect of change in
  accounting principle relating
  to income taxes                                      -                 -                 -               .09
                                                --------          --------          --------          --------
Net income (loss)                               $    .07          $    .06          $   (.07)         $    .18
                                                ========          ========          ========          ========
Weighted average of common
  and common equivalent shares                    17,711            17,659            17,683            17,636

See notes to unaudited condensed consolidated financial statements and independent accountants' report.

                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                SIX MONTHS ENDED JUNE 30,
                                                ------------------------
                                                   1994           1993
                                                ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $ (1,292)       $  3,087
Adjustments to reconcile net income (loss) to
    net cash flows from operating activities:
  Depreciation and amortization                   10,449           9,499
  Deferred income taxes                             (556)            204
  Bad debt expense                                    83             252
  Write-off of deferred financing costs            1,331             122
  Change in accounting principle                       -          (1,586)
  Other                                                8              52
  Changes in assets and liabilities:
     Receivables                                  (7,163)         (2,507)
     Inventories                                     131          (4,349)
     Other current assets                         (3,321)          1,970
     Accounts payable                              2,799            (727)
     Other accrued liabilities                    (4,972)         (2,020)
     Other assets                                   (548)           (233)
                                                --------        --------
Total adjustments                                 (1,759)            677
                                                --------        --------
Net cash (used for) provided by
   operating activities                           (3,051)          3,764
                                                --------        --------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of property,
  plant and equipment--net                       (12,153)         (5,898)
Purchase of minority interest of subsidiary       (3,221)              -
Sale of assets of trucking subsidiary                  -           1,500
                                                --------        --------
Net cash used for investing activities           (15,374)         (4,398)
                                                --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt                     (80,479)         (5,598)
Issuance of long-term debt                        45,225             467
Borrowings under long-term accounts
  receivable securitization                       35,000               -
Borrowings under long-term line of credit         33,168               -
Repayments under long-term line of credit        (31,168)              -
Deferred financing costs                          (1,390)             (5)
Exercise of stock options                            456              38
Other                                                  -             125
                                                --------        --------
Net cash provided by (used for)
  financing activities                               812          (4,973)
                                                --------        --------
CASH AND CASH EQUIVALENTS:
Net decrease                                     (17,613)         (5,607)
Beginning of period                               19,745          17,750
                                                --------        --------
End of period                                   $  2,132        $ 12,143
                                                ========        ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                   $ 11,688        $ 11,244
Income taxes paid                               $    543        $    771


See notes to unaudited condensed consolidated financial statements and independent accountants' report.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            (Dollar amounts in thousands, except per share amounts)
               (Unaudited--See Independent Accountants' Report)

A. Basis of Presentation

The condensed consolidated financial statements have been prepared by Carlisle Plastics, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position as of June 30,1994 and December 31, 1993 and the results of operations for the three months and six months ended June 30, 1994 and 1993 and cash flows for the six months ended June 30, 1994 and 1993. While the interim financial statements and accompanying notes are unaudited, they have been reviewed by Deloitte & Touche, the Company's independent certified public accountants.

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

B. Inventories


Inventories consisted of the following at June 30, 1994 and December 31, 1993:

                                            (Unaudited)
                                              June 30,      December 31,
                                                1994            1993
                                            -----------     ------------
Raw materials                                 $16,754         $13,909
Finished Goods                                 26,147          29,123
                                              -------         -------
Total                                         $42,901         $43,032
                                              =======         =======

C. Related Party Transactions

Management fees incurred with respect to services rendered by affiliates of a major stockholder were $375 for the three months ended June 30, 1994 and 1993 and $750 for the six months ended June 30, 1994 and 1993. The management fee agreement has been extended for three years to May 1997.

D. Accounting for Income Taxes

As of June 30, 1994, the Company had net operating loss carryforwards from a subsidiary which was not consolidated for the purpose of filing income tax returns for years prior to 1994. These carryforwards, totaling $9,385, expire in the years 2006 to 2008. The Company also had alternative minimum tax credits totaling $2,553, which have no expiration date.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E. Interest Rate Agreements

In September 1993, the Company received $2,000 from the termination of an interest rate swap agreement, which it had entered into in June 1993. This gain has been deferred and is being amortized over the original term of the swap agreement.

On September 15, 1993, the Company entered into a new interest rate swap agreement with a notional principal amount of $90,000, terminating on June 15, 1997 (matching the principal and due date of the Company's 10.25% Senior Fixed Rate Notes). Under the agreement, the Company receives interest at a fixed rate (4.9%) and pays interest at a floating rate (LIBOR), which is established in arrears at six month intervals. The agreement is collateralized by a letter of credit. The net interest differential and amortization of the deferred gain of $50 was recorded as an increase in interest expense in the three month period ended June 30, 1994 and a $184 reduction in interest expense in the six month period ended June 30, 1994. The Company is subject to interest rate risk during the term of the swap agreement. A sufficient increase in market interest rates during the term of the agreement could result in the Company having a net payment obligation under the agreement.

On May 5, 1994, the Company bought an interest rate corridor for $1,545 with a notional principal amount of $90,000, which, beginning June 15, 1995, limits the Company's interest rate on the interest rate swap agreement at levels between 5.86% to 7.36%. The term of this corridor is June 15, 1995 through June 15, 1997; the principal and due date matches that of the Company's 10.25% Senior Fixed Rate Notes. The cost of entering into the interest rate corridor has been deferred and amortized over the term of the agreement. The Company is subject to interest rate risk during the period of this corridor to the extent that the LIBOR rate, established in arrears at six month intervals, exceeds 7.36%.

Based upon market information provided by the counterparty as of June 30, 1994, the estimated net cost of terminating the interest rate agreements approximated $4,200.

F.  Business Acquisition

Under a put and call arrangement signed in conjunction with the acquisition of Rhino-X Industries, Inc. ("Rhino-X") in July 1991, the Company purchased the minority interest shares at the minimum option price of $12 per share on January 1, 1994, as established by the put and call arrangement. The Company had recorded an obligation of $4,000 at December 31, 1993, less $500 for the minority shareholders' interest in retained earnings. At December 31, 1993 this obligation was also reduced by $779 for sales tax payments made by the Company and recoverable from the minority shareholders. The Rhino-X acquisition was accounted for using purchase accounting.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

G. Debt Financing

During March and April of 1994, the Company entered into a series of transactions to repay and refinance certain debt.

On March 1, 1994, the Company retired $10,000 of its Senior Variable Rate Notes due 1994 upon maturity.

On March 9, 1994 (and as amended April 14, 1994), the Company entered into a three-year $55,000 revolving credit facility secured by the Company's accounts receivable and inventory. Under the facility, the Company may borrow the lesser of $55,000 or 80% of eligible accounts receivable and 50% of eligible inventory (as defined in the agreement) for working capital purposes. The borrowings under this facility are payable at the expiration of the three-year agreement. The interest rates on advances under the facility are: LIBOR plus 2.25% for advances less than $5,000, LIBOR plus 3.25% for advances from $5,000 to $10,000 and LIBOR plus 3.75% for advances in excess of $10,000. The LIBOR rate applicable to the revolving credit facility was 4.5625% at June 30, 1994. The fee for unused available funds is 0.25% per annum. On April 14, 1994, the facility was reduced to $20,000 after the implementation of an accounts receivable securitization program. At June 30, 1994, the Company had $2,000 in outstanding revolver advances.

The revolving credit facility includes a $9,000 sub-facility for letters of credit. The fee for letter of credit obligations is 1.5% per annum for outstanding obligations less than $2,500, 2.0% for outstanding obligations from $2,500 to $4,999 and 2.5% for outstanding obligations of $5,000 or greater. At June 30, 1994, the Company had $6,400 in outstanding letter of credit obligations.

On April 1, 1994, the Company retired an industrial revenue bond for $300 prior to maturity.

On April 4, 1994, the Company entered into a five-year sale and leaseback financing. Under the financing, the Company sold and leased back equipment for $45,025, resulting in a gain of approximately $2,400, which was deferred and amortized over the term of the related equipment. The lease is secured by the related equipment. The rental payments for the lease are based on a variable interest rate of LIBOR plus 2.65%. The LIBOR rate applicable to the sale and leaseback agreement was 4.625% at July 4, 1994.

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

On April 14, 1994, the Company entered into a five-year $35,000 accounts receivable securitization program for working capital purposes. Under this program, the Company sold and will continue to sell substantially all of its accounts receivable to a newly-formed, wholly-owned subsidiary, Carlisle Plastics Funding Corporation ("CPFC"). CPFC purchases the accounts receivable of the Company with proceeds from its borrowings under a commercial paper facility (limited to 80% of eligible accounts receivable as defined in the agreement). The interest rate of the facility is the securitization commercial paper rate (4.34% at June 30, 1994) plus 1.25%. The purchased accounts receivable are solely the assets of CPFC. In the event of liquidation of CPFC, creditors of CPFC would be entitled to satisfy their claims from CPFC's assets prior to any distribution to the Company. CPFC is fully consolidated within the Company's financial statements.

                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

G. Debt Financing (continued)

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

                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

H.     Unaudited Condensed Financial Information of
       Carlisle Plastics, Inc. and Subsidiaries (continued)

                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                       JUNE 30, 1994
                                          ------------------------------------------------------------------------
                                          Carlisle                     Non-Guarantor
                                          Plastics,     Poly-Tech,     Subsidiaries
                                          Inc.          Inc.(1)            (2)         Eliminations        Total
                                          ---------     ----------      -----------    ------------       --------
ASSETS
Current assets:
Cash and cash equivalents                  $  1,574        $      1       $    557        $       -        $  2,132
Receivables--net (6)                              -               -         53,850                -          53,850
Inventories (6)                              42,778               -            123                -          42,901
Notes receivable from subsidiary (4)         17,317               -              -          (17,317)              -
Receivable from subsidiaries or parent            -          25,427         36,149          (61,576)
Other current assets                          6,371           6,708          2,013           (5,926)          9,166
                                           --------        --------       --------        ---------        --------
   Total current assets                      68,040          32,136         92,692          (84,819)        108,049
Notes receivable from subsidiaries (3)(4)   118,806               -              -         (118,806)              -
Investment in subsidiaries                   33,821          70,540              -         (104,361)              -
Property, plant and equipment--net (7)       54,675          29,767         57,258                -         141,700
Goodwill--net                                 4,149          11,956         50,568                -          66,673
Other assets--net                             4,935               2          1,671                -           6,608
                                           --------        --------       --------        ---------        --------
TOTAL ASSETS                               $284,426        $144,401       $202,189        $(307,986)       $323,030
                                           ========        ========       ========        =========        ========

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Current portion of long-term debt (7)      $  8,356        $      -        $    79         $      -        $  8,435
Accounts payable                             34,426             658          1,824                -          36,908
Note payable to parent (4)                        -               -         17,317          (17,317)              -
Payable to subsidiaries or parent            14,354          35,765         11,457          (61,576)              -
Other accrued liabilities                     2,409             637         10,909           (5,926)          8,029
                                           --------        --------       --------         --------        --------
     Total current liabilities               59,545          37,060         41,586          (84,819)         53,372
Long-term debt--net of current portion (7)  152,130               -         35,491                -         187,621
Note payable to parent (3) (4)                    -          90,000         28,806         (118,806)              -
Deferred income taxes                         3,054           3,929          3,372                -          10,355
Other non-current liabilities                 3,744               -              -                -           3,744
Stockholders' equity:
Intercompany preferred stock (5)                  -          15,000              -          (15,000)              -
Common stock                                    177           1,300         71,569          (72,869)            177
Additional paid-in capital                   68,359               -         16,492          (16,492)         68,359
Retained earnings (deficit)                  (2,583)         (2,888)         4,873                -            (598)
                                           --------        --------       --------         --------        --------
    Total stockholders' equity               65,953          13,412         92,934         (104,361)         67,938
                                           --------        --------       --------         --------        --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $284,426        $144,401       $202,189        $(307,986)       $323,030
                                           ========        ========       ========        =========        ========

                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

H.      Unaudited Condensed Financial Information of
        Carlisle Plastics, Inc. and Subsidiaries (continued)

                                                                   DECEMBER 31, 1993
                                          ------------------------------------------------------------------------
                                          Carlisle                     Non-Guarantor
                                          Plastics,     Poly-Tech,     Subsidiaries
                                          Inc.          Inc.(1)            (2)         Eliminations        Total
                                          ---------     ----------     -------------   ------------       --------
ASSETS
Current assets:
Cash and cash equivalents                  $  19,419       $      1       $    325         $      -        $ 19,745
Receivables--net (6)                          17,983         16,080         12,707                -          46,770
Inventories (6)                               15,554          7,307         20,171                -          43,032
Notes receivable from subsidiary (4)          21,317              -              -          (21,317)              -
Receivable from subsidiaries or parent        32,706              -         11,520          (44,226)              -
Other current assets                           1,060          7,186          2,062           (4,558)          5,750
                                           ---------       --------       --------         --------        --------
   Total current assets                      108,039         30,574         46,785          (70,101)        115,297
                                           ---------       --------       --------         --------        --------
Notes receivable from subsidiaries (3)(4)    118,806              -              -         (118,806)              -
Investment in subsidiaries                    17,329         70,540              -          (87,869)              -
Property, plant and equipment--net (7)        50,433         29,823         55,499                -         135,755
Goodwill--net                                  4,330         12,128         51,271                -          67,729
Other assets--net                              4,963            525          1,579                -           7,067
                                           --------        --------       --------         --------        --------
TOTAL ASSETS                               $303,900        $143,590       $155,134        $(276,776)       $325,848
                                           ========        ========       ========        =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (7)      $ 10,980        $      -       $    229        $       -         $11,209
Accounts payable                             31,818             470          1,821                -          34,109
Note payable to parent (4)                        -               -         21,317          (21,317)              -
Payable to subsidiaries or parent                 -          30,659         13,567          (44,226)              -
Other accrued liabilities                     6,813           2,688         10,779           (4,558)         15,722
                                           --------        --------       --------         --------        --------
   Total current liabilities                 49,611          33,817         47,713          (70,101)         61,040
Long-term debt--net of current portion (7)  182,457               -            644                -         183,101
Note payable to parent (3) (4)                    -          90,000         28,806         (118,806)              -
Deferred income taxes                         2,481           3,835          4,500                -          10,816
Other non-current liabilities                 1,625               -              -                -           1,625
Stockholders' equity:
Intercompany preferred stock (5)                  -          15,000              -          (15,000)              -
Common stock                                    176           1,300         72,069          (73,369)            176
Additional paid-in capital                   67,904               -              -                -          67,904
Retained earnings (deficit)                    (354)           (362)         1,402              500           1,186
                                           --------        --------       --------         --------        --------
    Total stockholders' equity               67,726          15,938         73,471          (87,869)         69,266
                                           --------        --------       --------         --------        --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $303,900        $143,590       $155,134        $(276,776)       $325,848
                                           ========        ========       ========        =========        ========

                          CARLISLE PLASTICS, INC. AND
                   SUBSIDIARIES NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

H.      Unaudited Condensed Financial Information of
        Carlisle Plastics, Inc. and Subsidiaries (continued)

                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED JUNE 30, 1994
                                          ------------------------------------------------------------------------
                                          Carlisle                     Non-Guarantor
                                          Plastics,     Poly-Tech,     Subsidiaries
                                          Inc.          Inc.(1)            (2)         Eliminations         Total
                                          ---------     ----------     -------------   ------------        --------
Net sales                                 $ 79,116        $  3,802       $ 16,435         $ (4,351)       $ 95,002
Cost of goods sold                          61,205           2,447         11,926           (4,351)         71,227
                                           --------        --------       --------         --------        --------
Gross profit                                17,911           1,355          4,509                 -         23,775
Operating expenses                          15,230             405          1,788                 -         17,423
Intercompany interest expense (income)      (4,163)          3,723            440                 -              -
Interest expense                             3,917               -            478                 -          4,395
Interest and other income                      (66)              -             33                 -            (33)
                                           --------        --------       --------         --------        --------
Income (loss) before
    provision for income taxes                2,993          (2,773)        1,770                 -           1,990
Provision for income taxes (benefit)          1,354          (1,165)          647                 -             836
                                           --------        --------       --------         --------        --------
Net income (loss)                          $  1,639        $ (1,608)      $ 1,123          $      -        $  1,154
                                           ========        ========       =======          ========        ========

                                                               THREE MONTHS ENDED JUNE 30, 1993
                                           ------------------------------------------------------------------------
                                           Carlisle                     Non-Guarantor
                                           Plastics,     Poly-Tech,     Subsidiaries
                                             Inc.          Inc.(1)           (2)        Eliminations        Total
                                           ---------     ----------     -------------   ------------      ---------
Net sales                                 $ 35,158        $ 21,847       $ 34,307         $ (3,545)       $  87,767
Cost of goods sold                          27,032          13,394         26,378           (3,545)          63,259
                                           --------        --------       --------         --------        --------
Gross profit                                 8,126           8,453          7,929                 -          24,508
Operating expenses                           4,967           6,273          5,818                 -          17,058
Intercompany interest expense (income)      (4,710)          3,600          1,110                 -               -
Interest expense                             5,578               1            112                 -           5,691
Interest and other income                      (93)             (1)             -                 -             (94)
                                           --------        --------       --------         --------        --------
Income (loss) before provision
   for income taxes                           2,384          (1,420)           889                -           1,853
Provision for income taxes                      491              13            297                -             801
                                           --------        --------       --------         --------        --------
Net income (loss)                          $  1,893        $ (1,433)      $    592         $      -        $  1,052
                                           ========        ========       =======          ========        ========


                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

H.      Unaudited Condensed Financial Information of
        Carlisle Plastics, Inc. and Subsidiaries (continued)

                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                            SIX MONTHS ENDED JUNE 30, 1994
                                          ------------------------------------------------------------------------
                                          Carlisle                     Non-Guarantor
                                          Plastics,     Poly-Tech,     Subsidiaries
                                            Inc.         Inc.(1)           (2)           Eliminations       Total
                                          ---------     ----------     -------------     ------------      --------
Net sales                                  $167,124        $   8,434      $ 34,101         $(28,565)       $181,094
Cost of goods sold                          136,615            4,641        23,175          (28,565)        135,866
                                            -------        ---------      --------         --------        --------
Gross profit                                 30,509            3,793        10,926                -          45,228
Operating expenses                           29,392              826         3,185                -          33,403
Intercompany interest expense (income)       (8,581)           7,323         1,258                -               -
Interest expense                              9,362                -           580                -           9,942
Interest and other income                      (242)               -           108                -            (134)
                                            -------        ---------      --------         --------        --------
Income (loss) before provision for income
   taxes and extraordinary item                 578          (4,356)         5,795                -           2,017
Provision for income taxes (benefit)            346          (1,830)         2,331                -             847
                                            -------        ---------      --------         --------        --------
Income (loss) before extraordinary item         232          (2,526)         3,464                -           1,170
Extraordinary item -- early
   retirement of debt, net of taxes          (2,460)              -             (2)               -          (2,462)
                                            -------        ---------      --------         --------        --------
Net income (loss)                          $ (2,228)       $ (2,526)      $  3,462         $      -        $ (1,292)
                                           ========        ========       ========         ========        ========

                                                               SIX MONTHS ENDED JUNE 30, 1993
                                          ------------------------------------------------------------------------
                                          Carlisle                     Non-Guarantor
                                          Plastics,     Poly-Tech,     Subsidiaries
                                            Inc.         Inc.(1)            (2)          Eliminations       Total
                                          ---------     ----------     -------------     ------------      --------
Net sales                                 $ 64,927        $ 52,305       $ 74,915         $(13,549)       $178,598
Cost of goods sold                          49,863          35,238         58,202          (13,549)        129,754
                                          --------        --------       --------         --------        --------
Gross profit                                15,064          17,067         16,713                -          48,844
Operating expenses                           9,202          12,488         12,660                -          34,350
Intercompany interest expense (income)      (9,397)          7,200          2,197                -               -
Interest expense                            11,390               1            230                -          11,621
Interest and other income                     (208)             (1)           (13)               -            (222)
                                          --------        --------       --------         --------        --------
Income (loss) before provision for income
   taxes and extraordinary item and
   cumulative effect of change
   in accounting principle                   4,077          (2,621)         1,639                -           3,095
Provision for income taxes (benefit)           901             (41)           500                -           1,360
                                          --------        --------       --------         --------        --------
Income (loss) before extraordinary item
   and cumulative effect of change in
   accounting principle                      3,176          (2,580)         1,139                -           1,735
Extraordinary item -- early
   retirement of debt, net of taxes           (234)              -              -                -            (234)
Cumulative effect of change in accounting
   principle relating to income taxes        2,489             (69)          (834)               -           1,586
                                          --------        --------       --------         --------        --------
Net income (loss)                         $  5,431        $ (2,649)      $    305         $      -         $ 3,087
                                          ========        ========       ========         ========        ========

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

H.      Unaudited Condensed Financial Information of
        Carlisle Plastics, Inc. and Subsidiaries (continued)

(1) Poly-Tech, Inc. ("Poly-Tech") has guaranteed the Company's Notes. The aggregate principal amount of this indebtedness was $177,625 as of June 30, 1994. American Western Corporation ("American Western"), a wholly-owned subsidiary of Poly-Tech, is not obligated under any of such guarantees by Poly-Tech.

(2) Non-guarantor subsidiaries include American Western, Rhino-X, A&E Products (Far East) Ltd., Plasticos Bajacal, S.A. de C.V., A&E -- Korea, Ltd. and CPFC.

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

(4) The Non-Guarantor Subsidiaries' Intercompany Notes include a $4,000 note issued July 16, 1991, bearing interest at 8% per annum, which was repaid on January 1, 1994; a 17,317 note issued January 1, 1994 payable upon demand, without amortization, bearing interest at the commercial paper rate (4.40% at June 30, 1994) plus 1.25% per annum; and a $28,806 note issued June 19, 1992 payable March 1, 1996, without amortization, bearing interest at LIBOR (4.5625% at June 30, 1994) plus 2.375% per annum. These Intercompany Notes may be prepaid at any time, in whole or in part, at 100% of their principal amount plus accrued interest to the date of prepayment. The Intercompany Notes are unsecured and rank pari passu in right of payment with all other existing and future indebtedness of Rhino-X and American Western.

(5) The intercompany preferred stock has $1,875 cumulative preferred dividends in arrears.

(6) On March 9, 1994, Poly-Tech, American Western and Rhino-X entered into asset purchase agreements with Carlisle Plastics, Inc. Under these asset purchase agreements, all accounts receivable and inventory were sold from the subsidiaries to Carlisle Plastics, Inc. On March 9, 1994, these three subsidiaries also entered into contract manufacturing agreements with Carlisle Plastics, Inc., under which the subsidiaries provide manufacturing services to Carlisle Plastics, Inc. With the implementation of these agreements, Carlisle Plastics, Inc. became responsible for all selling and administrative duties for the Company. The asset purchase and contract manufacturing agreements were effective January 1, 1994.

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

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

H.      Unaudited Condensed Financial Information of
        Carlisle Plastics, Inc. and Subsidiaries (continued)

(8) On April 14, 1994, the Company entered into a five-year $35,000 accounts receivable securitization program. Under this program, the Company sold and will continue to sell substantially all of its accounts receivable to a newly-formed, wholly-owned subsidiary, CPFC. CPFC purchases the accounts receivable of the Company with proceeds from its borrowings under a commercial paper facility. The purchased accounts receivable are solely the assets of CPFC. In the event of liquidation of CPFC, creditors of CPFC would be entitled to satisfy their claims from CPFC's assets prior to any distribution to the Company.

INDEPENDENT ACCOUNTANTS' REPORT


Carlisle Plastics, Inc.
Boston, Massachusetts

We have reviewed the accompanying condensed consolidated balance sheet of Carlisle Plastics, Inc. and subsidiaries (the Company) as of June 30, 1994 and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1994 and 1993 and cash flows for the six month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Carlisle Plastics, Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31,1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE
Boston, Massachusetts
July 27, 1994

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

   Net Sales

The Company's net sales for the three months ended June 30, 1994 increased 8.2% to $95.0 million from $87.8 million for the three months ended June 30, 1993, primarily due to a 26% increase in sales for the hanger business. Net sales for the six months ended June 30, 1994 increased 1.4% to $181.1 million from $178.6 million for the six months ended June 30, 1993. Unit volume increases of 22% for the three month period and 14% for the six month period were partially offset by decreases in unit selling prices.

   Gross Profit

Gross profit for the three months ended June 30, 1994 decreased to $23.8 million from $24.5 million for the three months ended June 30, 1993. Gross profit for the six months ended June 30, 1994 decreased to $45.2 million from $48.8 million for the six months ended June 30, 1993. Gross margin as a percent of sales decreased to 25.0% from 27.9% for the three month period and decreased to 25.0% from 27.3% for the six month period. The decrease in gross profit for both the periods was largely due to the reduction in unit selling prices.

   Operating Expenses

Operating expenses, exclusive of goodwill and other amortization, for the three months ended June 30, 1994 increased to $16.7 million from $16.3 million for the three months ended June 30, 1993 and decreased to $31.9 million for the six months ended June 30, 1994 from $32.9 million for the six months ended June 30, 1993. The decrease was due to reduced selling and advertising expenses.

   Income from Operations

Income from operations decreased to $6.4 million for the three months ended June 30, 1994 from $7.5 million for the same period in 1993. Income from operations decreased to $11.8 million for the six months ended June 30, 1994 from $14.5 million for the same period in 1993.

   Interest Expense

Interest expense, including amortization of deferred financing costs, decreased 22.8% to $4.4 million for the three months ended June 30, 1994 from $5.7 million for the three months ended June 30, 1993 and decreased 14.5% to $9.9 million for the six months ended June 30, 1994 from $11.6 million for the six months ended June 30, 1993. The decrease was due to the refinancing of fixed rate debt with lower rate variable rate debt.

   Income Taxes

The provision for income taxes is based upon the estimated effective tax rate for each respective year.

   Net Income (Loss)

Net income for the three months ended June 30, 1994 increased 9.7% to $1.2 million from $1.1 million for the three months ended June 30, 1993. Net loss for the six months ended June 30, 1994 was $1.3 million. The loss included a $2.5 million extraordinary charge due to the early extinguishment of debt. Net income of $3.1 million for the six months ended June 30, 1993 included a benefit of $1.6 million from the cumulative effect of an accounting principle change relating to the adoption of SFAS No. 109 and $.2 million extraordinary charge due to the early extinguishment of debt.

Liquidity and Capital Resources

The Company's working capital as of June 30, 1994 was $54.7 million, an increase of $0.4 million from the working capital balance at December 31, 1993.

For the six months ended June 30, 1994, net cash flow used by operations was $3.1 million. For the six months ended June 30, 1993, net cash flow provided by operations was $3.8 million. Principal uses of cash in 1994 included net capital expenditures of $12.2 million. Capital expenditures for 1994 are expected to approximate depreciation expense.

On January 1, 1994, the Company purchased the minority interest shares of Rhino-X for $4.0 million, net of $.8 million for sales tax payments made by the Company and recoverable from the minority shareholders.

On March 1, 1994, the Company retired $10.0 million of its Senior Variable Rate Notes due 1994 upon maturity.

On March 9, 1994, the Company entered into a three-year $55.0 million revolving credit facility. At June 30, 1994, $2.0 million was outstanding under this revolving credit facility. On April 1, 1994 the Company retired the $0.3 million balance of one of its industrial revenue bonds. On April 4, 1994, the Company entered into a five-year sale and leaseback financing. The Company utilized existing cash balances and proceeds from the sale and leaseback financing to retire the $68.5 million outstanding balance of its 13.75% Senior Fixed Rate Notes, three years prior to maturity at 103.93% of their principal amount. The premium and the related write-off of deferred financing costs were recorded as an extraordinary charge of $2.5 million (net of taxes) in the first quarter of 1994.

On April 14, 1994, the Company completed a five-year accounts receivable securitization agreement for $35.0 million and used the proceeds to pay down outstanding revolving credit advances. The Company reduced the revolving credit agreement to $20.0 million.

In the third quarter of 1993, the Company entered into an interest rate swap agreement with a notional principal amount of $90.0 million, terminating on June 15, 1997 (matching the principal and due date of the Company's 10.25% Senior Fixed Rate Notes) to manage interest expense. Under the agreement, the Company receives interest at a fixed rate (4.9%) and pays interest at a floating rate (LIBOR), which is established in arrears at six month intervals. The agreement is collateralized by a letter of credit. The net interest differential of $0.2 million and $0.1 million was recorded as an increase in interest expense in the three month and six month periods ended June 30, 1994, respectively. The Company is subject to interest rate risk during the term of the swap agreement. A sufficient increase in market interest rates during the term of the agreement could result in the Company having a net payment obligation under the agreement.

On May 5, 1994, the Company bought an interest rate corridor for $1.5 million with a notional principal amount of $90.0 million, which limits the Company's interest rate on the interest rate swap agreement at levels between 5.86% to 7.36% beginning in June 1995. The term of this corridor is June 15, 1995 through June 15, 1997; the principal and due date matches that of the Company's 10.25% Senior Fixed Rate Notes. The cost of entering into the interest rate corridor will be deferred and amortized over the term of the agreement. The Company is subject to interest rate risk during the period of this corridor to the extent that the LIBOR rate, established in arrears at six month intervals, exceeds 7.36%.

Based upon market information provided by the counterparty as of June 30, 1994, the estimated net cost of terminating the interest rate agreements approximated $4.2 million.

The Company expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover future operating and investing cash requirements. Based upon the Company's expected ability to generate funds from operations, management believes that the Company will have the funds necessary to meet all of its financing requirements and obligations.

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

          None.

Item 3.   Defaults Upon Senior Securities:

          None.

Item 4.   Submission of Matters to a Vote of Security Holders:

          The Company held its annual meeting of shareholders on April 26, 1994. The shareholders took the following actions: (i) The shareholders elected eight directors to serve for a term ending in 1995 and until their successors are elected and qualified. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

                                                   Votes        Votes
                                                   For         Withheld
                                                -----------    --------
                William H. Binnie               157,228,097     36,630
                Rajiv P. Bhatt                  157,232,101     32,626
                Clifford A. Deupree             157,236,301     28,426
                Grant M. Wilson                 157,236,001     28,726
                Clarence M. Schwerin III        157,235,501     29,226
                Samuel H. Smith, Jr.            157,235,301     29,426
                Yehochai Schneider              157,235,396     29,331
                David E. Wilbur, Jr.            157,179,701     85,026

          (iii) The shareholders approved the selection of Deloitte & Touche as the Company's independent public accountants for 1994.
          157,225,539 votes were cast for the resolution; 22,690 votes were cast against the resolution; shares representing 16,498 votes abstained; and there were no broker non-votes.

Item 5.   Other Information:

          None.

Item 6.   Exhibits and Reports on Form 8-K:

          The Index to Exhibits as set forth on page 22.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           CARLISLE PLASTICS, INC.




Date  August 12, 1994                   /s/ Rajiv P. Bhatt
      ---------------                   ------------------------
                                        Rajiv P. Bhatt
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer) and
                                        Director




                               POLY-TECH, INC.




Date  August 12, 1994                   /s/ Rajiv P. Bhatt
      ---------------                   ------------------------
                                        Rajiv P. Bhatt
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                     QUARTERLY PERIOD ENDED JUNE 30, 1994
                               INDEX TO EXHIBITS

10.8 Management Agreement dated as of May 2, 1994 between the Company and Carlisle Plastics Management Corporation.

10.14 Second Amendment to Credit Agreement dated as of April 15, 1994 by and among the borrowers under the Credit Agreement referenced in
        Exhibit 10.14 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and General Electric Capital Corporation ("GECC"), as Agent and Lender.