Form 10-Q
period 1994-09-30
CARLISLE PLASTICS INC; POLY TECH INC
filed 1994-11-10
CIK 846902, 768121

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                ______________
                                  FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended          SEPTEMBER 30, 1994
                                       -----------------------------------

                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________________to___________

                *********************************************

                       Commission file number   1-10756
                                             ---------------

                           CARLISLE PLASTICS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its Charter)

        DELAWARE                                           04-2891825
- - - --------------------------------------      ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                *********************************************

                     Commission file number     33-35966
                                            ----------------

                                POLY-TECH, INC.
                ---------------------------------------------

         MINNESOTA                                      41-1503086
- - - --------------------------------------      ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                *********************************************

    ONE UNION STREET, BOSTON, MA                            02108
- - - --------------------------------------      ------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                (617) 557-2600
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days: YES   X    NO
                                                   ------    ------


AT OCTOBER 31, 1994, 8,193,733 AND 9,510,552 SHARES OF CARLISLE PLASTICS, INC. CLASS A COMMON STOCK AND CLASS B COMMON STOCK, RESPECTIVELY, WERE OUTSTANDING.

                           CARLISLE PLASTICS, INC.

                                  FORM 10-Q

                       QUARTER ENDED SEPTEMBER 30, 1994


                                    INDEX


PART I - FINANCIAL INFORMATION:
                                                                               PAGE
     Item 1. Financial Statements..........................................      3

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................     15

PART II - OTHER INFORMATION:

     Item 1.  Legal Proceedings............................................     18

     Item 2.  Changes in Securities........................................     18

     Item 3.  Defaults Upon Senior Securities..............................     18

     Item 4.  Submission of Matters to a Vote of Security Holders .........     18

     Item 5.  Other Information............................................     18

     Item 6.  Exhibits and Reports on Form 8-K.............................     18

SIGNATURES.................................................................     19

INDEX TO EXHIBITS..........................................................     20

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   CARLISLE  PLASTICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share
 and per share amounts)                              (Unaudited)
                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         1994           1993
                                                       --------       --------
ASSETS
Current assets:
   Cash and equivalents                                $  2,576       $ 19,745
   Receivables--net of allowances of $2,719 as of
   September 30, 1994 and $3,025 as of
   December 31, 1993                                     64,241         46,770
   Inventories                                           45,413         43,032
   Other current assets                                   8,290          5,750
                                                       --------       --------
     Total current assets                               120,520        115,297
                                                       --------       --------
Property, plant and equipment--net of accumulated
  depreciation of $80,383 as of September 30, 1994
  and $68,606 as of December 31, 1993                   141,436        135,755
Goodwill--net                                            66,144         67,729
Other assets--net                                         6,504          7,067
                                                       --------       --------
TOTAL ASSETS                                           $334,604       $325,848
                                                       ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                   $  8,888       $ 11,209
   Accounts payable                                      46,226         34,109
   Other accrued liabilities                             10,962         15,722
                                                       --------       --------
     Total current liabilities                           66,076         61,040
                                                       --------       --------
Long-term debt--net of current portion                  186,042        183,101
Deferred income taxes                                    11,007         10,816
Other non-current liabilities                             3,422          1,625
Commitments and contingencies
Stockholders' equity:
   Preferred stock--$.01 par value;  10,000,000 shares
      authorized, no shares issued or outstanding
   Class A common stock--$.01 par value; 50,000,000
      shares authorized; 8,193,733 and 8,000,401
      issued and outstanding as of September 30, 1994
      and December 31, 1993, respectively                    82             80
   Class B common stock--$.01 par value; 20,000,000
      shares authorized; 9,510,552 and 9,618,694
      issued and outstanding as of September 30, 1994
      and December 31, 1993, respectively                    95             96
   Additional paid-in capital                            68,359         67,904
   Retained earnings (deficit)                            (479)          1,186
                                                       --------       --------
     Total stockholders' equity                         68,057          69,266
                                                       --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $334,604       $325,848
                                                       ========       ========


    See notes to unaudited condensed consolidated financial statements and independent accountants' report.


                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)
                                              PERIODS ENDED SEPTEMBER  30,
                                        ---------------------------------------
                                             THREE MONTHS       NINE MONTHS
                                        -------------------  ------------------
                                         1994         1993     1994      1993
                                        --------    -------  --------  --------
Net sales                               $104,258    $94,790  $285,352  $273,388
Cost of goods sold                        79,773     68,108   215,639   197,862
                                        --------    -------  --------  --------
Gross profit                              24,485     26,682    69,713    75,526

Operating expenses                        18,763     16,234    50,649    49,099
Goodwill and other amortization              778        743     2,295     2,228
                                        --------    -------  --------  --------
Operating income                           4,944      9,705    16,769    24,199
Interest expense                           4,747      5,535    14,689    17,156
Interest and other income                    (15)       (68)     (149)     (290)
                                        --------    -------  --------  --------
Income before provision for
  income taxes, extraordinary item
  and cumulative effect of change
  in accounting principle                    212      4,238     2,229     7,333
Provision for income taxes                    90      1,573       937     2,933
                                        --------    -------  --------  --------
Income before extraordinary
  item and cumulative effect of
  change in accounting principle             122      2,665     1,292     4,400
Extraordinary item (net of taxes of
  $1,574 in 1994 and $138 in 1993)             -          -    (2,462)     (234)
Cumulative effect of change in
  accounting principle relating
  to income taxes                              -          -         -     1,586
                                        --------    -------  --------  --------
Net income (loss)                       $    122    $ 2,665  $ (1,170) $  5,752
                                        ========    =======  ========  ========
Earnings per common share:
Before extraordinary item and
  change in accounting principle        $    .01    $   .15  $    .07  $    .25
Extraordinary item                             -          -      (.14)     (.01)
Cumulative effect of change in
  accounting principle relating
  to income taxes                              -          -         -       .09
                                        --------    -------  --------  --------
Net income (loss)                       $    .01    $   .15  $   (.07) $    .33
                                        ========    =======  ========  ========
Weighted average of common
and common equivalent shares              17,704     17,686    17,688    17,664
                                        ========    =======  ========  ========



    See notes to unaudited condensed consolidated financial statements and independent accountants' report.



                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)
                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------
                                                          1994        1993
                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $ (1,170)   $  5,752
Adjustments to reconcile net income (loss) to
   net cash flows from operating activities:
  Depreciation and amortization                           16,055      14,260
  Deferred income taxes                                      301         (70)
 Bad debt expense                                             48         261
  Write-off of deferred financing costs                    1,331         122
  Change in accounting principle                               -      (1,586)
  Other                                                        5        (139)
 Changes in assets and liabilities:
      Receivables                                        (17,519)     (9,260)
      Inventories                                         (2,381)     (1,338)
      Other current assets                                (2,650)      3,188
      Accounts payable                                    12,117       1,472
      Other accrued liabilities                           (2,039)      3,485
      Other assets                                          (723)       (486)
                                                        --------    --------
Total adjustments                                          4,545       9,909
                                                        --------    --------
Net cash provided by operating activities                  3,375      15,661
                                                        --------    --------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of property, plant and equipment--net        (16,760)    (11,164)
Purchase of minority interest of subsidiary               (3,221)          -
Sale of assets of trucking subsidiary                          -       1,500
                                                        --------    --------
Net cash used for investing activities                   (19,981)     (9,664)
                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt                             (82,486)     (5,907)
Issuance of long-term debt                                45,225         467
Borrowings under long-term accounts receivable
   securitization                                         35,000           -
Borrowings under long-term line of credit                 33,168           -
Repayments under long-term line of credit                (30,287)          -
Interest rate contract settlement                              -       2,000
Deferred financing costs                                  (1,639)        (19)
Exercise of stock options                                    456          41
Other                                                          -         202
                                                        --------    --------
Net cash used for financing activities                      (563)     (3,216)
                                                        --------    --------
CASH AND EQUIVALENTS:
Net increase (decrease)                                  (17,169)      2,781
Beginning of period                                       19,745      17,750
                                                        --------    --------
End of period                                           $  2,576    $ 20,531
                                                        ========    ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                           $ 13,659    $ 11,935
Income taxes paid                                       $    543    $    771

    See notes to unaudited condensed consolidated financial statements and independent accountants' report.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            (Dollar amounts in thousands, except per share amounts)
                (Unaudited--See Independent Accountants' Report)

A.   BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Carlisle Plastics, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements reflect the adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30,1994 and December 31, 1993 and the results of operations for the three months and nine months ended September 30, 1994 and 1993 and cash flows for the nine months ended September 30, 1994 and 1993. While the interim financial statements and accompanying notes are unaudited, they have been reviewed by Deloitte & Touche LLP, the Company's independent certified public accountants.

Results of operations are not necessarily indicative of the results expected for the full year. Certain amounts in prior periods' financial statements have been reclassified to conform to the current period's presentation.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 1993 and the Company's Form 10-Q for the quarter ended June 30, 1994.

B.   INVENTORIES

Inventories consisted of the following at September 30, 1994 and December
31, 1993:


                                   (Unaudited)
                                   September 30,  December 31,
                                       1994           1993
                                     --------       --------
Raw materials                        $17,984        $13,909
Finished Goods                        27,429         29,123
                                     -------        -------
Total                                $45,413        $43,032
                                     =======        =======

C.   RELATED PARTY TRANSACTIONS

Management fees incurred with respect to services rendered by affiliates of a major stockholder were $313 and $375 for the three months ended September 30, 1994 and 1993, respectively, and $1,063 and $1,125 for the nine months ended September 30, 1994 and 1993, respectively. The management agreement dated
May 22, 1994 has been superseded by a new management agreement dated as of September 12, 1994. The new management agreement provides for the payment of management fees in the amount of $750 for the twelve month period commencing on September 1, 1994 and expires on August 30, 1995.

During the third quarter of 1994, the Company loaned $100 to an officer/director for relocation expenses in exchange for a promissory note, which bears interest at 6% and is due August 1997. As of September 30, 1994, accrued interest under the note is $1.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

D.   DEBT FINANCING

On October 25, 1994, the Company increased the availability under its inventory
and receivable lines from $20 and $35 million to $25 and $45    million,
respectively. As of September 30, 1994, amounts available for additional borrowing under these lines based upon the provisions of the revised agreements aggregated $18.4 million.

E.   UNAUDITED CONDENSED FINANCIAL INFORMATION OF
     CARLISLE PLASTICS, INC. AND SUBSIDIARIES

Unaudited condensed consolidating financial information of Carlisle Plastics, Inc. and subsidiaries follows.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E.    Unaudited Condensed Financial Information of
      Carlisle Plastics, Inc. and Subsidiaries (continued)

                          CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
                                                                        SEPTEMBER 30, 1994
                                                ------------------------------------------------------------------------
                                                Carlisle                      Non-Guarantor
                                                Plastics,       Poly-Tech,    Subsidiaries    Eliminations       Total
                                                  Inc.           Inc.(1)          (2)
                                                --------        --------        --------        ---------       --------
ASSETS
Current assets:
Cash and equivalents                            $  1,805        $      1        $    770        $       -       $  2,576
Receivables--net (6)                                   -               -          64,241                -         64,241
Inventories (6)                                   45,212               -             201                -         45,413
Notes receivable from subsidiary (4) (7)          22,583               -               -          (22,583)             -
Receivable from subsidiaries or parent                 -          35,204          51,394          (86,598)             -
Other current assets                               5,256           7,663           2,074           (6,703)         8,290
                                                --------        --------        --------        ---------       --------
   Total current assets                           74,856          42,868         118,680         (115,884)       120,520
Notes receivable from subsidiaries (3) (4) (7)   142,287               -               -         (142,287)             -
Investment in subsidiaries                        44,092          70,540               -         (114,632)             -
Property, plant and equipment--net (7)            54,329          29,319          57,788                -        141,436
 Goodwill--net                                     4,059          11,870          50,215                -         66,144
Other assets--net                                  4,967               1           1,536                -          6,504
                                                --------        --------        --------        ---------       --------
TOTAL ASSETS                                    $324,590        $154,598        $228,219        $(372,803)      $334,604
                                                ========        ========        ========        =========       ========
LIABILITIES AND STOCKHOLDERS'
   EQUITY
Current liabilities:
Current portion of long-term debt (7)           $  8,810        $      -        $     78        $       -       $  8,888
Accounts payable                                  43,322             680           2,224                -         46,226
Note payable to parent (4) (7)                         -           1,259          21,324          (22,583)             -
Payable to subsidiaries or parent                 45,547          39,042           2,009          (86,598)             -
Other accrued liabilities                          4,444             948          12,273           (6,703)        10,962
                                                --------        --------        --------        ---------       --------
   Total current liabilities                     102,123          41,929          37,908         (115,884)        66,076
Long-term debt--net of current portion (7)       150,552               -          35,490                -        186,042
Note payable to parent (3) (4) (7)                     -          95,614          46,673         (142,287)             -
Deferred income taxes                              2,336           3,790           4,881                -         11,007
Other non-current liabilities                      3,422               -               -                -          3,422
Stockholders' equity:
Intercompany preferred stock (5)                       -          15,000               -          (15,000)             -
Common stock                                         177           1,300          70,569          (71,869)           177
Additional paid-in capital                        68,359               -          27,763          (27,763)        68,359
Retained earnings (deficit)                       (2,379)         (3,035)          4,935                -           (479)
                                                --------        --------        --------        ---------       --------
   Total stockholders' equity                     66,157          13,265         103,267         (114,632)        68,057
                                                --------        --------        --------        ---------       --------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                       $324,590        $154,598        $228,219        $(372,803)      $334,604
                                                ========        ========        ========        =========       ========

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


E.    UNAUDITED CONDENSED FINANCIAL INFORMATION OF
      CARLISLE PLASTICS, INC. AND SUBSIDIARIES (continued)


                                                                           DECEMBER 31, 1993
                                                ------------------------------------------------------------------------
                                                Carlisle                      Non-Guarantor
                                                Plastics,       Poly-Tech,    Subsidiaries    Eliminations       Total
                                                  Inc.           Inc.(1)          (2)
                                                --------        --------        --------        ---------       --------
ASSETS
Current assets:
Cash and equivalents                            $ 19,419        $      1        $    325        $       -       $ 19,745
Receivables--net                                  17,983          16,080          12,707                -         46,770
Inventories                                       15,554           7,307          20,171                -         43,032
Notes receivable from subsidiary (4)              21,317               -               -          (21,317)             -
Receivable from subsidiaries or parent            32,706               -          11,520          (44,226)             -
Other current assets                               1,060           7,186           2,062           (4,558)         5,750
                                                --------        --------        --------        ---------       --------
   Total current assets                          108,039          30,574          46,785          (70,101)       115,297
Notes receivable from subsidiaries (3) (4)       118,806               -               -         (118,806)             -
Investment in subsidiaries                        17,329          70,540               -          (87,869)             -
Property, plant and equipment--net                50,433          29,823          55,499                -        135,755
Goodwill--net                                      4,330          12,128          51,271                -         67,729
Other assets--net                                  4,963             525           1,579                -          7,067
                                                --------        --------        --------        ---------       --------
TOTAL ASSETS                                    $303,900        $143,590        $155,134        $(276,776)      $325,848
                                                ========        ========        ========        =========       ========
LIABILITIES AND STOCKHOLDERS'
   EQUITY
Current liabilities:
Current portion of long-term debt               $ 10,980        $      -        $    229        $       -       $ 11,209
Accounts payable                                  31,818             470           1,821                -         34,109
Note payable to parent (4)                             -               -          21,317          (21,317)             -
Payable to subsidiaries or parent                      -          30,659          13,567          (44,226)             -
Other accrued liabilities                          6,813           2,688          10,779           (4,558)        15,722
                                                --------        --------        --------        ---------       --------
   Total current liabilities                      49,611          33,817          47,713          (70,101)        61,040
Long-term debt--net of current portion           182,457               -             644                -        183,101
Note payable to parent (3) (4)                         -          90,000          28,806         (118,806)             -
Deferred income taxes                              2,481           3,835           4,500                -         10,816
Other non-current liabilities                      1,625               -               -                -          1,625
Stockholders' equity:
Intercompany preferred stock (5)                       -          15,000               -          (15,000)             -
Common stock                                         176           1,300          72,069          (73,369)           176
Additional paid-in capital                        67,904               -               -                -         67,904
Retained earnings (deficit)                         (354)           (362)          1,402              500          1,186
                                                --------        --------        --------        ---------       --------
   Total stockholders' equity                     67,726          15,938          73,471          (87,869)        69,266
                                                --------        --------        --------        ---------       --------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                       $303,900        $143,590        $155,134        $(276,776)      $325,848
                                                ========        ========        ========        =========       ========

                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E.    UNAUDITED CONDENSED FINANCIAL INFORMATION OF
      CARLISLE PLASTICS, INC. AND SUBSIDIARIES (continued)

                                CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                       UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                      THREE MONTHS ENDED SEPTEMBER  30, 1994
                                        ------------------------------------------------------------------------
                                        Carlisle                     Non-Guarantor
                                        Plastics,      Poly-Tech,    Subsidiaries      Eliminations       Total
                                          Inc.          Inc.(1)          (2)
                                        --------       --------         --------        ---------       --------
Net sales                               $107,088        $7,553          $18,586         $(28,969)       $104,258
Cost of goods sold                        89,344         3,751           15,647          (28,969)         79,773
                                        --------       --------         --------        ---------       --------
Gross profit                              17,744         3,802            2,939                -          24,485
Operating expenses                        17,453           367            1,721                -          19,541
Intercompany interest expense (income)    (4,015)        3,688              327                -               -
Interest expense                           4,146             -              601                -           4,747
Interest and other income                    (12)           (1)              (2)               -             (15)
                                        --------       --------         --------        ---------       --------
Income (loss) before
   provision for income taxes                172          (252)             292                -             212
Provision for income taxes (benefit)         (31)         (105)             226                -              90
                                        --------       --------         --------        ---------       --------
Net income (loss)                       $    203        $ (147)         $    66         $      -        $    122
                                        ========       ========         ========        =========       ========

                                                       THREE MONTHS ENDED SEPTEMBER 30, 1993
                                        ------------------------------------------------------------------------
                                        Carlisle                     Non-Guarantor
                                        Plastics,      Poly-Tech,    Subsidiaries      Eliminations       Total
                                          Inc.          Inc.(1)          (2)
                                        --------       --------         --------        ---------       --------
Net sales                               $39,077         $34,693         $37,685         $(16,665)       $94,790
Cost of goods sold                       30,083          26,170          28,520          (16,665)        68,108
                                        --------       --------         --------        ---------       --------
Gross profit                              8,994           8,523           9,165                -         26,682
Operating expenses                        5,300           5,932           5,745                -         16,977
Intercompany interest expense (income)   (4,802)          3,600           1,202                -              -
Interest expense                          5,422               -             113                -          5,535
Interest and other income                   (67)              1              (2)               -            (68)
                                        --------       --------         --------        ---------       --------
Income (loss) before provision
   for income taxes                       3,141          (1,010)          2,107                -          4,238
Provision for income taxes                1,037              10             526                -          1,573
                                        --------       --------         --------        ---------       --------
Net income (loss)                       $ 2,104         $(1,020)        $ 1,581         $      -        $ 2,665
                                        ========       ========         ========        =========       ========

                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E.    UNAUDITED CONDENSED FINANCIAL INFORMATION OF
      CARLISLE PLASTICS, INC. AND SUBSIDIARIES (continued)

                                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                           UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                          NINE MONTHS ENDED SEPTEMBER 30, 1994
                                        ------------------------------------------------------------------------
                                        Carlisle                     Non-Guarantor
                                        Plastics,      Poly-Tech,    Subsidiaries      Eliminations       Total
                                          Inc.          Inc.(1)          (2)
                                        --------       --------         --------        ---------       --------
Net sales                               $274,212        $15,987         $52,687         $(57,534)       $285,352
Cost of goods sold                       225,959          8,392          38,822          (57,534)        215,639
                                        --------       --------         --------        ---------       --------
Gross profit                              48,253          7,595          13,865                -          69,713
Operating expenses                        46,737          1,193           5,014                -          52,944
Intercompany interest expense (income)   (12,596)        11,011           1,585                -               -
Interest expense                          13,508              -           1,181                -          14,689
Interest and other income                   (146)            (1)             (2)               -            (149)
                                        --------       --------         --------        ---------       --------
Income (loss) before provision for
  income taxes and extraordinary item        750         (4,608)          6,087                -           2,229
Provision for income taxes (benefit)         315         (1,935)          2,557                -             937
                                        --------       --------         --------        ---------       --------
Income (loss) before extraordinary item      435         (2,673)          3,530                -           1,292
Extraordinary item -- early
   retirement of debt, net of taxes       (2,460)             -              (2)               -          (2,462)
                                        --------       --------         --------        ---------       --------
Net income (loss)                       $ (2,025)       $(2,673)        $ 3,528         $      -        $ (1,170)
                                        ========       ========         ========        =========       ========

                                                           NINE MONTHS ENDED SEPTEMBER 30, 1993
                                        ------------------------------------------------------------------------
                                        Carlisle                     Non-Guarantor
                                        Plastics,      Poly-Tech,    Subsidiaries      Eliminations       Total
                                          Inc.          Inc.(1)          (2)
                                         --------       --------         --------        ---------       --------
Net sales                               $104,004        $86,998         $112,600        $(30,214)       $273,388
Cost of goods sold                        79,946         61,408           86,722         (30,214)        197,862
                                        --------       --------         --------        ---------       --------
Gross profit                              24,058         25,590           25,878               -          75,526
Operating expenses                        14,502         18,420           18,405               -          51,327
Intercompany interest expense (income)   (14,199)        10,800            3,399               -               -
Interest expense                          16,812              1              343               -          17,156
Interest and other income                   (275)             -              (15)              -            (290)
                                        --------       --------         --------        ---------       --------
Income (loss) before provision for
  income taxes, extraordinary item and
  cumulative effect of change
  in accounting principle                  7,218         (3,631)           3,746               -           7,333
Provision for income taxes (benefit)       1,938            (31)           1,026               -           2,933
                                        --------       --------         --------        ---------       --------
Income (loss) before extraordinary item
  and cumulative effect of change in
  accounting principle                     5,280         (3,600)           2,720               -           4,400
Extraordinary item -- early
  retirement of debt, net of taxes          (234)             -                -               -            (234)
Cumulative effect of change in
  accounting principle relating to
  income taxes                             2,489            (69)            (834)              -           1,586
                                        --------       --------         --------        ---------       --------
Net income (loss)                       $  7,535        $(3,669)        $  1,886        $      -        $  5,752
                                        ========       ========         ========        =========       ========

                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


E.    UNAUDITED CONDENSED FINANCIAL INFORMATION OF
      CARLISLE PLASTICS, INC. AND SUBSIDIARIES (continued)

(1)  Poly-Tech,  Inc. ("Poly-Tech") has guaranteed the Company's  Notes.
     The aggregate principal amount of this indebtedness was $109,100 as of September 30, 1994. American Western Corporation ("American Western"), a wholly-owned subsidiary of Poly-Tech, is not obligated under any of such guarantees by Poly-Tech.

(2)  Non-guarantor subsidiaries include American Western, Rhino-X
     Industries, Inc. ("Rhino-X"), A&E Products (Far East) Ltd., Plasticos Bajacal, S.A. de C.V., A&E -- Korea, Ltd. and Carlisle Plastics Funding Corporation ("CPFC").

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

(4) The Non-Guarantor Subsidiaries' Intercompany Notes include a $4,000 note issued July 16, 1991, bearing interest at 8% per annum, which was repaid on January 1, 1994; a $17,317 note issued January 1, 1994 payable upon demand, without amortization, bearing interest at the commercial paper rate (4.92% at September 30, 1994) plus 1.25% per annum; and a $28,806 note issued June 19, 1992 payable March 1, 1996, without amortization, bearing interest at LIBOR (5.0625% at September 30, 1994) plus 2.375% per annum. These Intercompany Notes may be prepaid at any time, in whole or in part, at 100% of their principal amount plus accrued interest to the date of prepayment. The Intercompany Notes are unsecured and rank pari passu in right of payment with all other existing and future indebtedness of Rhino-X and American Western.

(5) The intercompany preferred stock has $2,063 cumulative preferred dividends in arrears.

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

                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


E.    UNAUDITED CONDENSED FINANCIAL INFORMATION OF
      CARLISLE PLASTICS, INC. AND SUBSIDIARIES (continued)

(7)  On  April 4, 1994, Poly-Tech, American Western and Rhino-X sold certain assets as part of the Company's sale and leaseback financing. The subsidiaries entered into sublease agreements with Carlisle Plastics, Inc. The sublease agreements were equal to each subsidiary's pro rata share (based on assets sold by each subsidiary) of the
     Company's external sale   and leaseback  financing and have similar terms.
     The capital lease obligations related to these subleases are included in Intercompany Notes of $6,873, $4,977 and $16,897 for Poly-Tech, American Western and Rhino-X, respectively.

(8) On April 14, 1994, the Company entered into a five-year $35,000 accounts receivable securitization program. The line was increased to $45,000 on October 25, 1994. Under this program, the Company sold and will continue to sell substantially all of its accounts receivable to its newly-formed, wholly-owned subsidiary, CPFC. CPFC purchases the accounts receivable of the Company with proceeds from its borrowings under a commercial paper facility. The purchased accounts receivable are solely the assets of CPFC. In the event of liquidation of CPFC, creditors of CPFC would be entitled to satisfy their claims from CPFC's assets prior to any distribution to the Company.

INDEPENDENT ACCOUNTANTS' REPORT


Carlisle Plastics, Inc.
Boston, Massachusetts

We have reviewed the accompanying condensed consolidated balance sheet of Carlisle Plastics, Inc. and subsidiaries (the Company) as of September 30, 1994 and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1994 and 1993 and cash flows for the nine month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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





DELOITTE & TOUCHE LLP
Phoenix, Arizona
October 25, 1994

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   NET SALES

The Company's net sales for the three months ended September 30, 1994 increased 10.0% to $104.3 million from $94.8 million for the three months ended September 30, 1993, primarily due to a 30% increase in sales for the hanger business. Net sales for the nine months ended September 30, 1994 increased 4.4% to $285.4 million from $273.4 million for the nine months ended September 30, 1993. Unit volume increases of 9% for the three month period and 12% for the nine month period were partially offset by decreases in unit selling prices.

   GROSS PROFIT

The Company's gross margins during the current quarter were significantly impacted by continued increases in the cost of raw materials, primarily resins. Gross profit for the three months ended September 30, 1994 decreased to $24.5 million from $26.7 million for the three months ended September 30, 1993. Gross profit for the nine months ended September 30, 1994 decreased to $69.7 million from $75.5 million for the nine months ended September 30, 1993. Gross profit as a percent of sales decreased to 23.5% from 28.1% for the three month period and decreased to 24.4% from 27.6% for the nine month period. The decrease in gross profit for both the periods was largely due to the delay in passing on increases in resin prices to customers.

   OPERATING EXPENSES

Operating expenses, exclusive of goodwill and other amortization, for the three months ended September 30, 1994 increased to $18.8 million from $16.2 million
for the three months ended September 30, 1993 and increased to $50.6    million
for the nine months ended September 30, 1994 from $49.1 million for the nine months ended September 30, 1993. The increase was due to higher selling and advertising expenses as a result of increased unit sales.

   INCOME FROM OPERATIONS

Income from operations decreased to $4.9 million for the three months ended September 30, 1994 from $9.7 million for the same period in 1993. Income from operations decreased to $16.8 million for the nine months ended September 30, 1994 from $24.2 million for the same period in 1993.

   INTEREST EXPENSE

Interest expense, including amortization of deferred financing costs, decreased 14.2% to $4.7 million for the three months ended September 30, 1994 from $5.5 million for the three months ended September 30, 1993 and decreased 14.4% to
$14.7 million for the nine months ended September 30, 1994 from $17.2   million
for the nine months ended September 30, 1993. The decrease was due to the refinancing of fixed rate debt with lower rate variable rate debt.

   INCOME TAXES

The provision for income taxes is based upon the estimated effective tax rate for each respective year.

   NET INCOME (LOSS)

Net income for the three months ended September 30, 1994 decreased to $.1 million from $2.7 million for the three months ended September 30, 1993. Net loss for the nine months ended September 30, 1994 was $1.2 million. The loss included a $2.5 million extraordinary charge due to the early extinguishment of debt. Net income of $5.8 million for the nine months ended September 30, 1993 included a benefit of $1.6 million from the cumulative effect of an accounting principle change relating to the adoption of SFAS No. 109 and $.2 million extraordinary charge due to the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital as of September 30, 1994 was $54.4 million, an increase of $0.2 million from the working capital balance at December 31, 1993.

For the nine months ended September 30, 1994 and 1993, net cash flow provided by operations was $3.4 million and $15.7 million, respectively. This change was the result of receivables, which increased $17.5 million from December 31, 1993 to September 30, 1994 as a result of increased selling prices. In addition, accounts payable increased $12.1 million from December 31, 1993 to September 30, 1994 as a result of higher raw material costs. Principal uses of cash in 1994 included net capital expenditures of $16.8 million. Capital expenditures for 1994 are expected to approximate depreciation expense.

On January 1, 1994, the Company purchased the minority interest shares of Rhino-X for $4.0 million, net of $.8 million for sales tax payments made by the Company and recoverable from the minority shareholders.

On March 1, 1994, the Company retired $10.0 million of its Senior Variable Rate Notes due 1994 upon maturity.

On March 9, 1994, the Company entered into a three-year $55.0 million revolving credit facility. At September 30, 1994, $2.9 million was outstanding under this revolving credit facility. On April 1, 1994 the Company retired the $0.3 million balance of one of its industrial revenue bonds. On April 4, 1994, the Company entered into a five-year sale and leaseback financing. The Company utilized existing cash balances and proceeds from the sale and leaseback financing to retire the $68.5 million outstanding balance of its 13.75% Senior Fixed Rate Notes, three years prior to maturity at 103.93% of their principal amount. The premium and the related write-off of deferred financing costs were recorded as an extraordinary charge of $2.5 million (net of taxes) in the first quarter of 1994.

On April 14, 1994, the Company completed a five-year accounts receivable securitization agreement for $35.0 million and used the proceeds to pay down outstanding revolving credit advances. The Company reduced the revolving credit agreement to $20.0 million.

On October 25, 1994 the Company increased the maximum availability under the inventory and receivables lines from $20 and $35 million to $25 and $45 million, respectively.

In the third quarter of 1993, the Company entered into an interest rate swap agreement with a notional principal amount of $90.0 million, terminating on June 15, 1997 (matching the principal and due date of the Company's 10.25% Senior Fixed Rate Notes) to manage interest expense. Under the agreement, the Company receives interest at a fixed rate (4.9%) and pays interest at a floating rate (LIBOR), which is established in arrears at six month intervals. The agreement is collateralized by a letter of credit. The net interest differential of $0.2 million and $0.3 million was recorded as an increase in interest expense in the three month and nine month periods ended September 30, 1994, respectively. The net interest differential of $0.1 million was recorded as a reduction in interest expense in the three and nine month periods ended September 30, 1993. The Company is subject to interest rate risk during the term of the swap agreement. A sufficient increase in market interest rates during the term of the agreement could result in the Company having a net payment obligation under the agreement.

On May 5, 1994, the Company bought an interest rate corridor for $1.5 million with a notional principal amount of $90.0 million, which limits the Company's interest rate on the interest rate swap agreement at levels between 5.86% to 7.36% beginning in June 1995. The term of this corridor is June 15, 1995 through June 15, 1997; the principal and due date matches that of the Company's 10.25% Senior Fixed Rate Notes. The cost of entering into the interest rate corridor has been deferred and will be amortized over the term of the agreement. The Company is subject to interest rate risk during the period of this corridor to the extent that the LIBOR rate, established in arrears at six month intervals, exceeds 7.36%.

Based upon market information provided by the counterparty as of September 30, 1994, the estimated net cost of terminating the interest rate agreements approximated $4.7 million.

The Company expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover future operating and investing cash requirements.
Based upon the Company's expected ability to generate funds from operations, management believes that the Company will have the funds necessary to meet all of its financing requirements and obligations. The Company is, however, exploring options to further extend its available credit facilities in order to create additional liquidity. This is likely to take the form of a $15 million addition to the Company's existing $90 million 10 1/4% Senior Unsecured Notes. The proceeds of such financing would be used to pay down existing lines of credit and create additional availability.

ACCOUNTING PRONOUNCEMENTS

In October 1994, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial
Instruments." Management is evaluating the financial statement impact, if any, on the Company's adoption of this standard for the year ended December 31, 1994.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings:

        None.

Item 2. Changes in Securities:

        None.

Item 3. Defaults Upon Senior Securities:

        None.

Item 4. Submission of Matters to a Vote of Security Holders:

        None.

Item 5. Other Information:

        None.

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits

            The Index to Exhibits is set forth on page 20.

        (b) Reports on Form 8-K

            None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            CARLISLE PLASTICS, INC.




Date November 9, 1994                       /s/ Patrick J. O'Leary
     ----------------                       -------------------------
                                            Patrick J. O'Leary
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer) and
                                            Director




                                POLY-TECH, INC.


Date November 9, 1994                       /s/ Patrick J. O'Leary
     ----------------                       -------------------------
                                            Patrick J. O'Leary
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994
                               INDEX TO EXHIBITS

10.8 Management Agreement dated as of September 12, 1994 between the Company and Carlisle Plastics Management
          Corporation.

10.14     Third Amendment to Credit Agreement dated as of October
          25, 1994 by and among the borrowers under the Credit Agreement referenced in Exhibit 10.14 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and General Electric Capital Corporation ("GECC"), as Agent and Lender.

10.20     First Amendment to Equipment Lease Agreement and
          Amendment No. 2 dated as of August 17, 1994 and October 25, 1994 respectively, by and between the Company and GECC.

10.21 Amendments to Equipment Sublease Agreements by and between the Company and Poly-Tech, American Western and Rhino-X dated as of August 17, 1994 and October 25, 1994.

10.25     Amendment No. 1 to Receivables Funding and Servicing
          Agreement dated as of October 25, 1994 by and among CPFC, as Borrower, Redwood Receivables Corporation ("Redwood"), as Lender, the Company, as Servicer, and GECC, as Operating Agent and Collateral Agent.

10.26 Note dated October 25, 1994 in the amount of $45,000,000 issued by CPFC to Redwood pursuant to the Receivables
          Funding and Servicing Agreement referenced in Exhibit 10.25.

10.27 Amendment No. 1 to Receivables Sale Agreement dated as of October 25, 1994 by and between the Company and CPFC.

10.28 Note dated October 25, 1994 in the amount of $45,000,000 issued by the Company to CPFC pursuant to the Receivables Sale Agreement referenced in Exhibit 10.27.