Form 10-K
period 1994-12-31
CARLISLE PLASTICS INC; POLY TECH INC
filed 1995-03-02
CIK 846902, 768121

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K

(Mark One)
/X/                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

 / /                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             FOR THE TRANSITION PERIOD FROM           TO
                            ------------------------

                         COMMISSION FILE NUMBER 1-10756
                            CARLISLE PLASTICS, INC.
             (Exact name of registrant as specified in its Charter)

                   DELAWARE                                     04-2891825
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
        incorporation or organization)

                            ------------------------

                        COMMISSION FILE NUMBER 33-35966

                                POLY-TECH, INC.
             (Exact name of registrant as specified in its Charter)

                  MINNESOTA                                     41-1503086
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
        incorporation or organization)

                            ------------------------

     1314 NORTH THIRD STREET, PHOENIX, AZ                         85004
   (Address of principal executive offices)                     (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (602) 407-2100

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
- --------------------------------------------------------------------------------------------
     CLASS A COMMON STOCK, $.01 PAR VALUE                NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT*:
                      Senior Variable Rate Notes Due 1997
                    10.25% Senior Notes Due 1997 Issued 1992
                     Series A 10.25% Senior Notes Due 1997
                                (TITLE OF CLASS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as a specified date within 60 days prior to the date of filing.

    AS OF JANUARY 31, 1995 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $30,790,162 BASED ON THE CLOSING MARKET VALUE ON THAT DAY.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

    AT JANUARY 31, 1995, 8,193,733 AND 9,510,552 SHARES OF CARLISLE PLASTICS, INC. CLASS A COMMON STOCK AND CLASS B COMMON STOCK, RESPECTIVELY, WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held April 18, 1995 are incorporated by reference into Part III of this Form 10-K, to the extent described in such Part III.

     * The classes of securities set forth under the above heading have not been registered under Section 12(g) of the Act. With respect to the securities, this Form 10-K is filed pursuant to Section 15(d) of the Act, because registration statements were filed under the Securities Act of 1933 relating to such classes of securities. Poly-Tech, Inc. ("Poly-Tech"), as a guarantor of the Senior Variable Rate Notes Due 1997 (the "1997 Notes"), the 10.25% Senior Notes Due 1997 Issued 1992 (the "1992 10.25% Notes") and the Series A 10.25% Senior Notes Due 1997 (the "Series A 10.25% Notes") (together with the 1992 10.25% Notes, the "10.25% Notes"), is a registrant under this form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Carlisle Plastics, Inc. (the "Company") is a global leader in the production of consumer and industrial products made from plastics. The Company's products include trash bags, garment hangers and sheeting used for home improvement, construction and agriculture. The Company's trash bag products include private label and institutional lines, as well as the Company's own national consumer brands. Other products include plastic bottles, containers and packaging.

     The following table sets forth the Company's major product categories as a percentage of net sales for each of the three years ended December 31:

                                                                  1994      1993      1992
                                                                  -----     -----     -----
    Hangers.....................................................   31.9%     26.6%     23.2%
    Consumer Bags...............................................   25.0      28.3      30.0
    Do-It-Yourself/Wholesale....................................   16.6      16.1      15.8
    Packaging/Other.............................................   14.5      14.9      16.4
    Institutional Bags..........................................   12.0      14.1      14.6
                                                                  -----     -----     -----
                                                                  100.0%    100.0%    100.0%
                                                                  =====     =====     =====

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

PRODUCTS

     The Company supplies plastic trash bags to three major markets: mass merchandise, grocery chains, and institutional. The Company provides Ruffies(R), a national brand consumer trash bag, for mass merchandise and other retail stores. Consumer trash bags and food contact products, such as sandwich bags, recloseable freezer bags and wrap are provided for grocery chains nationwide under private label. For institutional customers, such as food service distributors, janitorial supply houses, restaurants, hotels and hospitals, the Company provides heavy-duty trash liners.

     In the consumer trash bag market, the Company competes primarily with two highly advertised national brands, as well as other private and controlled label products. The Company has historically concentrated on mass merchandisers as the primary market for its branded trash bags, while the other major national brands are marketed primarily through food retailers.

     Film-Gard(R), the Company's leading plastic sheeting product, is sold to consumers and professional contractors through do-it-yourself outlets, home improvement centers and hardware stores. A wide range of

Film-Gard(R) products are sold for various uses, including painting, renovation/construction, landscaping and agriculture. The Company's industrial packaging film is sold directly to manufacturers for use as shrink wrap and other packaging requirements.

     Molded plastic garment hangers are sold by the Company to four markets: garment manufacturers, national and regional or local retailers, and mass merchandisers. Garment manufacturers place their clothes on the Company's hangers before shipping to retail outlets. The Company creates and sells customized hanger designs to national retailers. Regional or local retailers buy standard Company hanger lines for retail clothing display. The Company supplies mass merchandise stores with consumer plastic hangers for sale to the general public.

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

RAW MATERIALS

     The primary raw materials used by the Company in the manufacture of its products are various plastic resins, primarily polyethylene. The Company's financial performance is thus dependent to a substantial extent on the polyethylene resin market. The primary plastic resins used by the Company are produced from petrochemical intermediates derived from products of the natural gas and crude oil refining processes, respectively. Because plastic resins are commodity products, the Company selects its suppliers primarily on the basis of price. Consequently, the Company's sources for plastic resins tend to vary from year to year. Shortages of plastic resins have been infrequent.

     Natural gas and crude oil markets experience substantial cyclical price fluctuations as well as other market disturbances, including shortages of supply, the effect of OPEC policy and crises in the oil producing regions of the world. The capacity, supply and demand for plastic resins and the petrochemical intermediates from which they are produced are also subject to cyclical and other market factors. Consequently, plastic resin prices may fluctuate as a result of changes in natural gas and crude oil prices and the capacity, supply and demand for resin and petrochemical intermediates from which they are produced.

     The Company uses in excess of 425 million pounds of plastic resins annually. At this level, the Company is one of the largest purchasers of plastic resin in the United States. Management believes that large volume purchases of plastic resin result in lower unit raw material costs.

     The Company may not always be able to pass through increases in the cost of its raw materials to its customers in the form of price increases. To the extent that increases in the cost of plastic resin cannot be passed on to its customers, such increases may have an adverse impact on profit margins and the overall profitability of the Company.

MAJOR CUSTOMERS

     The Company has no customer that accounts for over 10% of its consolidated net sales.

EMPLOYEES

     As of December 31, 1994, the Company employed approximately 2,900 full-time employees, of whom approximately 2,450 are in manufacturing and approximately 450 are in administration and sales. Approximately 300 of the Company's total work force are represented by labor unions under contracts which are due to expire in 1996 and 1997 and will be renegotiated in due course. The Company has historically enjoyed satisfactory relations with both union and non-union employees.

CYCLICALITY AND SEASONALITY OF PORTIONS OF BUSINESS

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

ENVIRONMENTAL AND SAFETY MATTERS

     The Company routinely monitors environmental compliance at its manufacturing facilities. The cost of such compliance has not been significant. The Company is currently not subject to any environmental proceedings. During 1994, the Company did not make any material capital expenditures for environmental control facilities, nor does it anticipate any in the near future.

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

ITEM 2.  PROPERTIES

     The Company utilizes approximately 618,000 square feet of leased space and approximately 1,780,000 square feet of space owned by the Company.

     The principal properties of the Company are as follows:

                                                      DESCRIPTION                LEASED
                LOCATION                              OF PROPERTY               (SQ.FT.)     OWNED
- ----------------------------------------    --------------------------------    --------    --------
Phoenix, Arizona........................    Distribution Warehouse               115,000
Phoenix, Arizona........................    Corporate and Divisional Office       33,000
Corona, California......................    Distribution Warehouse                 7,000
San Francisco, California...............    Distribution Warehouse                11,000
Santa Ana, California...................    Distribution Warehouse               124,000
Portland, Maine.........................    Manufacturing                         17,000
Jessup, Maryland........................    Manufacturing                         60,000
Los Pinos, Mexico.......................    Manufacturing                         45,000
Tijuana, Mexico.........................    Manufacturing                                    100,000
Fairmont, Minnesota.....................    Manufacturing and Distribution                    66,000
                                              Warehouse
Minneapolis, Minnesota..................    Manufacturing, Distribution                      189,000
                                              Warehouse and Divisional
                                              Offices
Woodbridge, New Jersey..................    Sales and Marketing                   12,000
Batavia, New York.......................    Manufacturing                         20,000
Long Island City, New York..............    Distribution Warehouse                 2,000
Battleboro, North Carolina..............    Manufacturing and Distribution                   391,000
                                              Warehouse
Forest City, North Carolina.............    Manufacturing and Distribution                   180,000
                                              Warehouse
Thomasville, North Carolina.............    Manufacturing and Distribution       157,000
                                              Warehouse
Berwick, Pennsylvania...................    Manufacturing and                      5,000     197,000
                                              Divisional Offices
E. Greenville, Pennsylvania.............    Manufacturing                                     20,000
Ringtown, Pennsylvania..................    Manufacturing and Distribution                   232,000
                                              Warehouse
Sioux Falls, South Dakota...............    Manufacturing and Distribution                   221,000
                                              Warehouse
Victoria, Texas.........................    Manufacturing and Distribution                   184,000
                                              Warehouse
Webster, Texas..........................    Distribution Warehouse                10,000

- ---------------

The Company also leases properties in Hong Kong.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations, or cashflows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock has been listed on the New York Stock Exchange under the trading symbol "CPA" since May 1991. The Company's Class B Common Stock has restrictions on transfer and ownership; accordingly, no trading market will develop for the Class B Common Stock and the Class B Common Stock will not be listed or traded on any exchange or in any market.

PRICE RANGE OF CLASS A COMMON STOCK:

                                                                     1994                1993
                                                                --------------      --------------
                                                                HIGH      LOW       HIGH      LOW
                                                                ----      ---       ----      ---
        First Quarter.........................................  $ 8 7/8   $6 5/8    $ 7       $5 3/8
        Second Quarter........................................    7 3/4    4 1/2      6        5
        Third Quarter.........................................    5        3 7/8      7        5 5/8
        Fourth Quarter........................................    4 7/8    3 3/4      8 1/4    5 1/4

     The Company estimates that it had 8,600 beneficial owners of the Class A Common Stock at December 31, 1994. The Company's Class B Common Stock was held by 7 record holders at December 31, 1994. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to twenty votes. As of December 31, 1994, officers and directors of the Company controlled 74.1% of the combined voting power of the two classes of stock.

     The indentures for the Company's senior notes generally prohibit the Company from paying dividends on its common stock (other than dividends on non-convertible capital stock or certain other securities). See Notes to Consolidated Financial Statements included herein.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected Historical Financial Data of the Company:

                                                        YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------
                                      1994(A)        1993         1992       1991(A)      1990(A)
                                      --------     --------     --------     --------     --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net Sales...........................  $387,664     $360,895     $359,856     $343,637     $324,724
Income (Loss) Before Extraordinary
  Item and Cumulative Effect of
  Change in Accounting
  Principle(b)......................  $  2,999     $  5,832     $ (6,214)    $  5,393     $  3,851
Net Income (Loss)(c)................  $    537     $  7,184     $ (6,303)    $  1,817     $  3,851
Pro Forma Net Income(d).............                                         $  4,505     $  3,589
Income (Loss) per Common Share:
  Income (Loss) Before Extraordinary
     Item and Change in Accounting
     Principle......................  $    .17     $    .33     $   (.35)
  Net Income (Loss).................  $    .03     $    .41     $   (.36)
Pro Forma Income per Common
  Share(d):
  Income Before Extraordinary
     Item...........................                                         $    .54     $    .33
  Net Income........................                                         $    .30     $    .33
Average Number of Common and Common
  Equivalent Shares
  Outstanding(e)....................    17,695       17,737       17,610       14,996       10,811
                                      ========     ========     ========     ========     ========
BALANCE SHEET DATA (END OF PERIOD):
Total Assets........................  $340,992     $325,848     $325,170     $304,596     $286,978
Long-Term Debt(f)...................  $198,277     $183,101     $198,994     $155,885     $202,447

- ---------------
(a) In March 1990, Poly-Tech acquired 100% of the stock of American Western. In May 1991, the Company acquired the remaining 21% of Poly-Tech which were not previously owned by the Company. In July 1991, the Company acquired 66.7% of the stock of Rhino-X and acquired the remaining 33.3% in January 1994. Results are included from the date of each respective purchase.

(b) In 1992, pretax income was reduced by $7.7 million for a new product introduction and $4.3 million for a restructuring charge. In 1991, pretax income was reduced by $3.4 million for a restructuring charge and the provision for income taxes includes a $3.0 million non-recurring deferred tax charge to recognize tax effects of timing differences due to conversion of the Company from a "S" corporation to a "C" corporation. In 1990, pretax income was net of certain non-recurring costs aggregating approximately $4.1 million, including $1.3 million settlement of a loan guarantee, $0.7 million estimated loss on property, and $2.1 million of costs associated with termination of the phantom stock plan, expenses incurred in connection with the American Western acquisition and transition of a manufacturing plant to Mexico.

(c) Net income was reduced $2,462, $234, $89 and $3,576 in 1994, 1993, 1992 and
    1991, respectively, for extraordinary items related to the early extinguishment of debt. Net income in 1993 was also increased by $1,586 for the cumulative effect of an accounting principle change relating to income taxes.

(d) Pro forma net income and income per common share include a provision for income taxes as if the entire Company had been a "C" corporation for the entire year.

(e) Share amounts in 1991 and 1990 have been retroactively adjusted to reflect a 125.9-for-1 stock split which occurred in May 1991.

(f) Includes junior subordinated notes due to stockholders and affiliates in the aggregate amount of $7.0 million in 1991 and 1990.


     Selected Historical Financial Data of Poly-Tech(a):

                                                        YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------
                                      1994(B)        1993         1992         1991       1990(C)
                                      --------     --------     --------     --------     --------
                                                             (IN THOUSANDS)
INCOME STATEMENT DATA:
Net Sales...........................  $ 53,932     $200,100     $206,359     $213,217     $207,793
Income (Loss) Before Extraordinary
  Item and Cumulative Effect of
  Change in Accounting
  Principle(d)......................  $ (2,841)    $   (917)    $ (6,945)    $  5,401     $  4,451
Net Income (Loss)(e)................    (2,843)    $ (1,820)    $ (6,959)    $  5,260     $  4,451
BALANCE SHEET DATA (END OF PERIOD):
Total Assets........................  $161,414     $176,306     $182,911     $192,571     $193,843
Long-Term Debt(f)...................  $    410     $    640     $    940     $ 24,551     $ 23,175

- ---------------
(a) The financial data of Poly-Tech have been consolidated with those of the Company.

(b) In 1994, Poly-Tech and American Western entered into asset purchase agreements with the parent company, in which all of the accounts receivable and inventory were sold to the parent. In 1994, Poly-Tech and American Western also entered into manufacturing agreements with the parent, under which they provide manufacturing services to the parent.

(c) In March 1990, Poly-Tech acquired 100% of the stock of American Western. Results are included from the date of purchase.

(d) In 1992, pretax income is reduced by $3.6 million for a restructuring charge. In 1990, pretax income is reduced by $0.7 million for an estimated loss on property.

(e) Net income was reduced $2, $14 and $141 in 1994, 1992 and 1991, respectively, for extraordinary items related to the early extinguishment of debt. In 1993, net income was reduced $903 for the cumulative effect of an accounting principle change relating to income taxes.

(f) Long-term debt does not include Intercompany Notes payable to Poly-Tech's parent, Carlisle Plastics, Inc. Intercompany Notes totalled $130,164, $118,806, $90,000, $90,000 and $35,000 for the periods ended December 31,
    1994, 1993, 1992, 1991 and 1990, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net sales for each of the three years ended December 31:

                                                                   YEAR ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1994      1993      1992
                                                                  -----     -----     -----
    Net sales...................................................  100.0%    100.0%    100.0%
    Gross profit................................................   25.0%     27.4%     26.8%
    Operating expenses..........................................   17.9%     17.9%     18.8%
    Goodwill and other amortization.............................     .8%       .8%       .7%
    New product introduction....................................     --        --       2.2%
    Restructuring...............................................     --        --       1.2%
                                                                  -----     -----     -----
      Total operating expenses..................................   18.7%     18.7%     22.9%
    Operating income............................................    6.3%      8.7%      3.9%
    Interest expense............................................    5.0%      6.3%      6.1%
    Interest and other income...................................     --       (.1)%     (.1)%
    Income (loss) before extraordinary item and
      change in accounting principle............................     .8%      1.6%     (1.7)%
    Net income (loss)...........................................     .1%      2.0%     (1.8)%

1994 COMPARED WITH 1993

     Net sales increased $26.8 million, or 7.4%, to $387.7 million in 1994 compared to $360.9 million in 1993. The net growth was driven primarily by increased hanger sales. Unit volume for the Company for 1994 increased 9% from 1993.

     Gross profit decreased 1.9% to $97.1 million, or 25.0% of net sales in 1994, from $98.9 million, or 27.4% of net sales in 1993. The decrease in gross profit is primarily attributable to plastic resin raw material cost increases affecting the third quarter of 1994. Gross profit in the fourth quarter was restored to 26.7% due to sales price increases.

     Operating expenses increased 7.5% in 1994 to $72.5 million from $67.4 million in 1993, due to increases in freight, sales and marketing, and other administrative costs. The increase in freight and sales and marketing is attributable to increased unit volume. The increase in other administrative costs is attributable to increased salaries and expenses related to the relocation of our corporate offices from Boston and our hanger divisional offices from North Carolina to Phoenix, Arizona. Operating expenses as a percent of sales remained flat at 18.7%.

     Interest expense, including amortization of deferred financing costs, decreased 13.9% to $19.4 million in 1994 from $22.5 million in 1993 due to the refinancing of 13.75% fixed rate debt with lower rate variable rate debt.

     The Company recorded a tax provision of $2.3 million in 1994, reflecting an effective tax rate of 43.9%, compared to a provision of $3.5 million in 1993, reflecting an effective tax rate of 37.2%. The increase in the effective tax rate is due to the effect of goodwill amortization which is not deductible for tax purposes and a lower pretax income for 1994. Amortization related to goodwill was $2.1 million, or 39.5% of pretax income and $2.1 million, or 22.8% of pretax income for the years ending December 31, 1994 and 1993, respectively.

     Net income decreased to $.5 million in 1994 from $7.2 million in 1993. The decrease in net income is attributable to the effect of decreased gross margins, increased operating expenses, and the recording of an after-tax extraordinary charge of $2.5 million related to early extinguishment of debt. Net income in 1993 included after-tax extraordinary charge of $0.2 million and a $1.6 million benefit from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

1993 COMPARED WITH 1992

     Net sales were $360.9 million in 1993 compared to $359.9 million in 1992. Unit volume for 1993 increased 4% from 1992.

     Gross profit increased 2.6% to $98.9 million in 1993 from $96.4 million in 1992. Gross profit as a percent of sales increased to 27.4% in 1993 from 26.8% in 1992. The increase was largely due to lower costs in the film products group.

     Operating expenses decreased 18.1% in 1993 to $67.4 million from $82.3 million in 1992. Operating expenses as a percent of sales decreased to 18.7% from 22.9% in 1992. Operating expenses in 1992 included $7.7 million associated with a new product introduction and $4.3 million of restructuring charges. These restructuring charges were utilized for realignment of production facilities, management reorganization and product re-engineering.

     Interest expense, including amortization of deferred financing costs, increased to $22.5 million in 1993 from $22.0 million in 1992 due to the issuance of $90.0 million 10.25% Senior Notes in June of 1992.

     The Company recorded a tax provision of $3.5 million in 1993, reflecting an effective tax rate of 37.2%, compared to a benefit of ($0.7) million in 1992 as a result of losses incurred.

     Net income increased to $7.2 million in 1993 from a net loss of ($6.3) million in 1992. Net income in 1993 and 1992 included after-tax extraordinary charges of $0.2 million and $0.1 million, respectively, relating to the early extinguishment of debt. Net income in 1993 also included a $1.6 million net benefit from the adoption SFAS No. 109, "Accounting for Income Taxes."

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased $10.9 million to $65.2 million at December 31, 1994, compared to $54.3 million at December 31, 1993. The increase in working capital is primarily attributable to increases in accounts receivable and inventories as a result of increases in selling prices and raw material costs.

     For the year ended December 31, 1994, net cash provided by operations decreased $16.4 million to $3.1 million from $19.5 million for the year ended December 31, 1993. The decrease in net cash provided by operations is primarily due to increases in accounts receivable and inventories discussed above.

     Net cash used for investing activities increased $8.5 million to $22.3 million for the year ended December 31, 1994. The Company continued to invest in production facilities for the Company's hanger and films divisions in order to improve manufacturing efficiencies and support increased sales volume. In addition, the Company purchased the remaining outstanding minority interest shares of Rhino-X for $3.2 million. The Company anticipates that capital expenditures for fiscal year 1995 will be less than the annual charge for depreciation.

     Net cash provided (used) in financing activities increased $7.7 million to $4.0 million for the year ended December 31, 1994 from ($3.7) million for the year ended December 31, 1993. During 1994, the Company entered into several new debt agreements which are summarized below:

     The Company executed a three-year $25 million revolving credit facility which expires in March 1997 and is collateralized by the Company's inventories. Under this facility, the Company may also execute letters of credit up to $9.0 million. The facility's availability is limited to the lesser of $25 million or 50% of eligible inventories as defined in the agreement. Interest is payable monthly at rates of LIBOR plus 2.25% to 3.75% on the outstanding borrowings, and 1.5% to 2.5% on issued letters of credit. Available borrowings under the terms of this facility at December 31, 1994 were $23.3 million. At December 31, 1994, there were no outstanding borrowings and issued and outstanding letters of credit were $2.1 million.

     An accounts receivable securitization agreement was also entered into during 1994. This agreement provides for borrowings up to a maximum of $45 million based upon 80% of eligible accounts receivable, as defined by the agreement, and expires in April 1999. Interest is payable daily based on the weighted average rate of the commercial paper, which is issued and secured by the receivables under the terms of the agreement, plus 1.25% on borrowings up to $35 million and plus 2.0% on borrowings in excess of $35 million. Outstanding borrowings under this agreement equaled the amount available at December 31, 1994 of $38.2 million.

     The use of proceeds under these agreements is limited to funding working capital requirements. In addition, an unused facility fee of .25%, per annum, is charged on any unused portion of the related agreements.

     A sale and lease-back agreement was executed during 1994 in which the Company received $45 million, payable in monthly installments of variable principal plus interest at LIBOR plus 2.65% through April 1999. The agreement is collateralized by the underlying equipment. In addition to the required monthly principal payments, the Company is required to prepay principal semi-annually in an amount equal to 40% of consolidated net income, limited to $2.0 million in each calendar year. Such principal payments are applied to required monthly payments in inverse order of maturity. The use of proceeds received under the lease-back agreement was restricted for use in the retirement of the 13.75% Senior Notes (the "13.75% Notes") due in 1997, which had an outstanding principal balance of $68.5 million.

     The revolving credit facility, accounts receivable securitization agreement and the sale and lease-back agreement contain covenants which require the Company to maintain certain financial tests and ratios. Such tests and ratios include the maintenance of minimum fixed charges coverage, interest rate and taxes coverage and funded debt to equity ratios, minimum net worth, and limit capital expenditures and the payment of dividends. At December 31, 1994, the Company was in compliance with the required covenants.

     In addition, the Company also completed a $15 million private placement of its unsecured notes, with a discount of 2.06%. Net proceeds received were $14.7 million. The terms of the placement require interest payable semi-annually at a fixed rate of 10.25% maturing in June 1997. The proceeds received under the placement were utilized to provide additional working capital.

     The Company used available cash and proceeds received under the lease-back agreement to retire $10 million in variable rate notes, the $68.5 million 13.75% Notes discussed above, and $.3 million for a 5.7% Industrial Revenue Bond originally issued in 1985.

     The Company entered into an interest rate swap agreement, terminating in June 1997, during the third quarter of 1993. In the second quarter of 1994, the Company purchased an interest rate corridor for $1.5 million. The swap agreement and corridor matched the principal and due date of the Company's 1992 10.25% Senior Fixed Rate Notes. In December, 1994, the Company terminated both the interest rate swap and corridor agreements at a termination cost of $6.3 million. The cost of the corridor and termination of the related agreements has been deferred and will be amortized as an adjustment to interest expense, over the remaining term of the 1992 10.25% Senior Fixed Rate Notes. The Company had no interest rate agreements at December 31, 1994.

     Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover future operating requirements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 beginning on page 11.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the Company's 1995 Proxy Statement under the caption "Election of Directors" is incorporated herein by reference. Each of the executive officers of the Company is also a director of the Company; thus, the required information regarding executive officers of the Company is included in the 1995 Proxy Statement. Information in response to this Item with respect to Poly-Tech is set forth in Appendix A under the caption "Directors and Executive Officers," which is included in this Form 10-K starting on page 40, following the Consolidated Financial Statements and Consolidated Financial Statement Schedules.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth in the 1995 Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference and also as it relates to the directors and officers with respect to Poly-Tech (as described in Appendix A under the caption "Executive Compensation"), except that information under the captions "Compensation Committee Report on Executive Compensation" and "Stock Performance" are not so incorporated.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the 1995 Proxy Statement under the caption "Security Ownership of Principal Shareholders and Management" is incorporated herein by reference. Information in response to this Item with respect to Poly-Tech is set forth in Appendix A under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth in the 1995 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        1. Consolidated Financial Statements
           CARLISLE PLASTICS, INC. AND SUBSIDIARIES
           Independent Auditors' Report
           Consolidated Balance Sheets at December 31, 1994 and 1993 Consolidated Statements of Operations for the years ended December 31, 1994,
             1993 and 1992
           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994,
             1993 and 1992
           Consolidated Statements of Cash Flows for the years ended December 31, 1994,
             1993 and 1992
           Notes to Consolidated Financial Statements

        2. Consolidated Financial Statement Schedules of Carlisle Plastics, Inc. required to be filed by
             Item 8 and Paragraph (d) of this Item 14
           Schedule I -- Condensed Financial Information of Registrant
           Schedule II -- Valuation and Qualifying Accounts
           Such schedules and reports are at pages 36 through 39 of this report.

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

     (c) The Index to Exhibits and required Exhibits are included following the Consolidated Financial Statement Schedules beginning at page 41 of this report.

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

                                          CARLISLE PLASTICS, INC.

Dated: March 2, 1995
                                          By /s/  WILLIAM H. BINNIE

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

               SIGNATURE                                TITLE                      DATE
- ---------------------------------------    -------------------------------    ---------------


        /s/  WILLIAM H. BINNIE             Chairman of the Board               March 2, 1995
- ---------------------------------------    (principal executive officer)
           William H. Binnie
       /s/  CLIFFORD A. DEUPREE            President and Director              March 2, 1995
- ---------------------------------------
          Clifford A. Deupree

        /s/  PATRICK J. O'LEARY            Chief Financial Officer,            March 2, 1995
- ---------------------------------------    Secretary and Director
          Patrick J. O'Leary               (principal financial and
                                           accounting officer)

        /s/  YEHOCHAI SCHNEIDER            Director                            March 2, 1995
- ---------------------------------------
          Yehochai Schneider

     /s/  CLARENCE M. SCHWERIN III         Director                            March 2, 1995
- ---------------------------------------
       Clarence M. Schwerin III

       /s/  SAMUEL H. SMITH, JR.           Director                            March 2, 1995
- ---------------------------------------
         Samuel H. Smith, Jr.

       /s/  DAVID E. WILBUR, JR.           Director                            March 2, 1995
- ---------------------------------------
         David E. Wilbur, Jr.

         /s/  GRANT M. WILSON              Director                            March 2, 1995
- ---------------------------------------
            Grant M. Wilson

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POLY-TECH, INC.

Dated: March 2, 1995
                                          By /s/  WILLIAM H. BINNIE

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

             SIGNATURE                             TITLE                      DATE
- -----------------------------------    ------------------------------    ---------------


      /s/  WILLIAM H. BINNIE           Chairman of the Board              March 2, 1995
- -----------------------------------    (principal executive officer)
         William H. Binnie
     /s/  CLIFFORD A. DEUPREE          President                          March 2, 1995
- -----------------------------------
        Clifford A. Deupree

      /s/  PATRICK J. O'LEARY          Vice President, Chief              March 2, 1995
- -----------------------------------    Financial Officer and
        Patrick J. O'Leary             Secretary (principal financial
                                       and accounting officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                                                       PAGE
                                                                                   REFERENCE IN
                                                                                    REPORT ON
                                                                                    FORM 10-K
                                                                                   ------------
CARLISLE PLASTICS, INC. AND SUBSIDIARIES
Independent Auditors' Report.....................................................       15
Consolidated Balance Sheets at December 31, 1994 and 1993........................       16
Consolidated Statements of Operations for the years ended December 31, 1994, 1993
  and 1992.......................................................................       17
Consolidated Statements of Stockholders' Equity for the years ended December 31,
  1994, 1993 and 1992............................................................       18
Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993
  and 1992.......................................................................       19
Notes to Consolidated Financial Statements.......................................    20 - 35

CARLISLE PLASTICS, INC. AND SUBSIDIARIES
Consolidated Financial Statement Schedules:
  Schedule I Condensed Financial Information of Registrant.......................    36 - 38
  Schedule II Valuation and Qualifying Accounts..................................       39

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Carlisle Plastics, Inc.
Phoenix, Arizona

     We have audited the accompanying consolidated balance sheets of Carlisle Plastics, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at
Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Carlisle Plastics, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 2, 1995

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1994         1993
                                                                         --------     --------
ASSETS
Current assets:
  Cash and equivalents.................................................  $  4,488     $ 19,745
  Receivables -- net of allowances of $4,055 in 1994 and $3,025 in
     1993..............................................................    55,789       46,770
  Inventories..........................................................    56,538       43,032
  Other current assets.................................................     7,608        5,750
                                                                         --------     --------
     Total current assets..............................................   124,423      115,297
Property, plant and equipment -- net...................................   139,327      135,755
Goodwill -- net........................................................    66,117       67,729
Other assets -- net....................................................    11,125        7,067
                                                                         --------     --------
TOTAL ASSETS...........................................................  $340,992     $325,848
                                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt....................................  $  9,563     $ 11,209
  Accounts payable.....................................................    37,999       34,109
  Other accrued liabilities............................................    11,634       15,722
                                                                         --------     --------
          Total current liabilities....................................    59,196       61,040
                                                                         --------     --------
Long-term debt -- net of current portion...............................   198,277      183,101
                                                                         --------     --------
Deferred income taxes..................................................    11,206       10,816
                                                                         --------     --------
Other noncurrent liabilities...........................................     2,053        1,625
                                                                         --------     --------
Commitments and contingencies (Notes 4 and 9)

Stockholders' equity:
  Preferred stock -- par value $.01; 10,000,000 shares authorized, no shares issued or outstanding
  Class A common stock -- par value $.01; 50,000,000 shares authorized,
     8,193,733 and 8,000,401 issued and outstanding in 1994 and 1993,
     respectively......................................................        82           80
  Class B common stock -- par value $.01; 20,000,000 shares authorized,
     9,510,552 and 9,618,694 issued and outstanding in 1994 and 1993,
     respectively......................................................        95           96
  Additional paid-in capital...........................................    68,359       67,904
  Retained earnings....................................................     1,724        1,186
                                                                         --------     --------
     Total stockholders' equity........................................    70,260       69,266
                                                                         --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................  $340,992     $325,848
                                                                         ========     ========

                See notes to consolidated financial statements.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1994         1993         1992
                                                             --------     --------     --------
Net sales..................................................  $387,664     $360,895     $359,856
Cost of goods sold.........................................   290,586      261,987      263,474
                                                             --------     --------     --------
Gross profit...............................................    97,078       98,908       96,382
Operating expenses.........................................    69,372       64,467       67,736
Goodwill and other amortization............................     3,108        2,970        2,512
New product introduction...................................        --           --        7,743
Restructuring..............................................        --           --        4,320
                                                             --------     --------     --------
Operating income...........................................    24,598       31,471       14,071
Interest expense...........................................    19,419       22,549       21,957
Interest and other income..................................      (168)        (369)        (984)
                                                             --------     --------     --------
Income (loss) before provision for income taxes,
  extraordinary item and cumulative effect of change in
  accounting principle.....................................     5,347        9,291       (6,902)
Provision (benefit) for income taxes.......................     2,348        3,459         (688)
                                                             --------     --------     --------
Income (loss) before extraordinary item and cumulative
  effect of change in accounting principle.................     2,999        5,832       (6,214)
Extraordinary item -- early retirement of debt (net of
  income tax benefit of $1,574 in 1994, $138 in 1993 and
  $52 in 1992).............................................    (2,462)        (234)         (89)
Cumulative effect of change in accounting principle
  relating to income taxes.................................        --        1,586           --
                                                             --------     --------     --------
Net income (loss)..........................................  $    537     $  7,184     $ (6,303)
                                                             ========     ========     ========
Income (loss) per common share:
  Before extraordinary item and change in accounting
     principle.............................................  $    .17     $    .33     $   (.35)
  Extraordinary item.......................................      (.14)        (.01)        (.01)
  Change in accounting principle...........................        --          .09           --
                                                             --------     --------     --------
  Net income (loss)........................................  $    .03     $    .41     $   (.36)
                                                             ========     ========     ========
Average number of common and common equivalent shares
  outstanding..............................................    17,695       17,737       17,610
                                                             ========     ========     ========

                See notes to consolidated financial statements.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                    COMMON STOCK       ADDITIONAL    RETAINED
                                                 ------------------     PAID-IN      EARNINGS
                                                 CLASS A    CLASS B     CAPITAL      (DEFICIT)     TOTAL
                                                 -------    -------    ----------    ---------    -------
Balance, January 1, 1992.......................    $74       $ 102      $ 67,896      $   376     $68,448
Class B shares converted to Class A shares.....      2          (2)           --           --          --
Foreign currency translation adjustment........     --          --            --           69          69
Other..........................................     --          --           (35)          --         (35)
Net loss.......................................     --          --            --       (6,303)     (6,303)
                                                   ---       -----      --------       ------     -------
Balance, December 31, 1992.....................     76         100        67,861       (5,858)     62,179
Class B shares converted to Class A shares.....      4          (4)           --           --          --
Exercise of stock options......................     --          --            43           --          43
Foreign currency translation adjustment........     --          --            --         (140)       (140)
Net income.....................................     --          --            --        7,184       7,184
                                                   ---       -----      --------       ------     -------
Balance, December 31, 1993.....................     80          96        67,904        1,186      69,266
Class B shares converted to Class A shares.....      1          (1)           --           --          --
Exercise of stock options......................      1          --           455           --         456
Foreign currency translation adjustment........     --          --            --            1           1
Net income.....................................     --          --            --          537         537
                                                   ---       -----      --------       ------     -------
Balance, December 31, 1994.....................    $82       $  95      $ 68,359      $ 1,724     $70,260
                                                   ===       =====      ========      =======     =======

                See notes to consolidated financial statements.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1994        1993        1992
                                                                -------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).............................................  $   537     $ 7,184     $(6,303)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
  Depreciation and amortization...............................   21,546      19,402      15,562
  Deferred income taxes.......................................      788       1,263        (121)
  Allowance for accounts receivable...........................    1,598         969       1,399
  Write-off of deferred financing costs.......................    1,331         122          69
  Change in accounting principle..............................       --      (1,586)         --
  Other.......................................................        1        (140)         69
  Changes in assets and liabilities:
     Receivables..............................................  (10,617)       (664)     (1,371)
     Inventories..............................................  (13,506)     (1,932)      4,926
     Other current assets.....................................     (210)      1,513       2,703
     Accounts payable.........................................    3,890         132      (2,736)
     Other accrued liabilities................................   (1,288)     (5,064)     (1,356)
     Other assets.............................................   (1,005)     (1,705)        362
                                                                -------     -------     -------
Net cash provided by operating activities.....................    3,065      19,494      13,203
                                                                -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment -- net...........  (19,095)    (15,274)    (27,889)
Purchase of minority interest of subsidiary...................   (3,221)         --          --
Sale of assets of trucking subsidiary.........................       --       1,500          --
                                                                -------     -------     -------
Net cash used for investing activities........................  (22,316)    (13,774)    (27,889)
                                                                -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt....................................   59,918         467      94,290
Repayments of long-term debt..................................  (84,567)     (6,241)    (34,370)
Repayments of notes to stockholders and affiliates............       --          --      (7,046)
Borrowings under long-term accounts receivable
  securitization..............................................   38,163          --          --
Borrowings under long-term line of credit.....................   33,168          --       9,629
Repayments under long-term line of credit.....................  (33,168)         --     (31,014)
Interest rate contracts settled...............................   (7,805)      2,000          --
Deferred financing costs......................................   (2,171)       (277)     (2,833)
Issuance of common stock......................................      456          43          --
Other.........................................................       --         283         665
                                                                -------     -------     -------
Net cash provided by (used for) financing activities..........    3,994      (3,725)     29,321
                                                                -------     -------     -------
CASH AND EQUIVALENTS:
Net (decrease) increase.......................................  (15,257)      1,995      14,635
BALANCE, BEGINNING OF YEAR....................................   19,745      17,750       3,115
                                                                -------     -------     -------
BALANCE, END OF YEAR..........................................  $ 4,488     $19,745     $17,750
                                                                =======     =======     =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid.................................................  $20,511     $21,946     $20,813
Income taxes paid.............................................  $   730     $ 2,382     $ 1,864

                See notes to consolidated financial statements.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  BUSINESS ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     The principal business of Carlisle Plastics, Inc. (the "Company") is the manufacture, distribution and sale of consumer and industrial plastic products.

BASIS OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of Poly-Tech, Inc. ("Poly-Tech"), American Western Corporation ("American Western"), Rhino-X Industries, Inc. ("Rhino-X"), Carlisle Plastics Funding Corporation ("CPFC"), A&E Products (Far East) Ltd. ("Far East"), A&E -- Korea, Ltd. ("Korea") and Plasticos Bajacal, S.A. De C.V. ("Plasticos"). Significant intercompany transactions have been eliminated in consolidation.

     Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

CASH EQUIVALENTS

     Cash equivalents include highly liquid investments with an original maturity of three months or less. The recorded amount of cash equivalents approximates fair market value.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated lives of the assets ranging from two to fifty years. Amortization of property acquired under capital leases and leasehold improvements is computed on a straight-line basis over the estimated useful lives of the assets or the remaining term of the lease.

GOODWILL AND OTHER ASSETS

     Goodwill arising from the excess purchase price over net assets acquired is amortized on the straight-line method principally over forty years. Accumulated amortization aggregated $12,464 and $10,352 as of December 31, 1994 and 1993, respectively.

     Included in other assets at December 31, 1994 and 1993 are $3,808 and $4,215 (net of accumulated amortization of $6,602 and $5,355), respectively, of deferred financing costs which are being amortized using the interest method over the term of the related debt.

REVENUE RECOGNITION

     Revenues are generally recognized when products are shipped.

INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective January 1, 1993. The cumulative effect of adopting SFAS No. 109 was to increase 1993 net income by $1,586 ($.09 per share). Deferred tax assets and liabilities are determined based

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES on the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates.

INCOME PER COMMON SHARE

     Income per common share is computed on the basis of the weighted average number of common and common equivalent shares, consisting of the dilutive effect of stock options outstanding during each year.

2.  INVENTORIES

     Inventories consist of the following at December 31:

                                                                        1994        1993
                                                                       -------     -------
    Raw materials....................................................  $21,823     $13,909
    Finished goods...................................................   34,715      29,123
                                                                       -------     -------
              Total..................................................  $56,538     $43,032
                                                                       =======     =======

3.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at December 31:

                                                                       1994         1993
                                                                     --------     --------
    Land, buildings and improvements...............................  $ 40,586     $ 38,721
    Fixtures, machinery and equipment..............................   179,372      158,055
    Property under capital leases..................................     3,046        3,142
                                                                     --------     --------
              Total................................................   223,004      199,918
    Less accumulated depreciation and amortization.................   (84,606)     (68,606)
    Construction-in-process........................................       929        4,443
                                                                     --------     --------
    Property, plant and equipment -- net...........................  $139,327     $135,755
                                                                     ========     ========

     Accumulated depreciation and amortization includes $1,911 and $1,745 at December 31, 1994 and 1993, respectively, relating to assets acquired under capital leases.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

4.  LONG-TERM DEBT

     Long-term debt consists of the following at December 31:

                                                                       1994         1993
                                                                     --------     --------
    Senior notes, interest at 10.25%, due 1997.....................  $ 90,000     $ 90,000
    Equipment sale and leaseback, interest at LIBOR plus 2.65%, due
      in installments from 1995 through 1999.......................    40,356           --
    Accounts receivable securitization, interest at the weighted average of underlying issued commercial paper (6.1% at
      December 31, 1994) plus 1.25% to 2.0%, due 1997..............    38,163           --
    Senior variable rate notes, interest at LIBOR plus 4.0%, due
      1997.........................................................    19,100       19,100
    Senior notes, interest at 10.25%, $15,000 principal due 1997,
      net of unamortized discount..................................    14,709           --
    Capital expenditure loans, interest at fixed rates of 8.09% to
      9.16%, due in installments from 1995 to 1998.................     3,146        3,844
    Capital lease obligations at implicit interest rates ranging
      from 8.5% to 15%, due in installments from 1995 to 1999......     1,710        1,952
    Other..........................................................       656          565
    Notes retired in 1994..........................................        --       78,849
                                                                     --------     --------
    Subtotal.......................................................   207,840      194,310
    Less current portion...........................................     9,563       11,209
                                                                     --------     --------
              Total................................................  $198,277     $183,101
                                                                     ========     ========

     LIBOR was 6.07% at December 31, 1994.

     During 1994, the Company entered into several new debt agreements which are summarized below:

     The Company executed a three-year $25,000 revolving credit facility which expires in March 1997, and is collateralized by the Company's inventories. Under this facility, the Company may also execute letters of credit up to $9,000. The facility's availability is limited to the lesser of $25,000 or 50% of eligible inventories, as defined by the agreement. Interest is payable monthly at the following incremental rates: LIBOR plus 2.25% on borrowings up to $5,000, LIBOR plus 3.25% on borrowings of $5,000 to $10,000, and LIBOR plus 3.75% on borrowings in excess of $10,000. The letters of credit accrue interest payable monthly at 1.5% up to $2,500, 2.0% on $2,500 to $5,000, and 2.5% in excess of
$5,000. Available borrowings under the terms of this facility at December 31, 1994 were $23,300. At December 31, 1994, there were no outstanding borrowings and issued and outstanding letters of credit were $2,116.

     The Company also executed an accounts receivable securitization agreement in 1994. The agreement provides borrowings up to a maximum of $45,000 based upon 80% of eligible accounts receivable, as defined by the agreement, and expires in April 1999. Interest is payable daily based upon the weighted average rate of the commercial paper which is issued on the secured receivables under the terms of the agreement, plus 1.25% on borrowings up to $35,000 and plus 2.0% on borrowings in excess of $35,000. Outstanding borrowings under this agreement equalled the amount available at December 31, 1994 of $38,163.

     The use of proceeds received by the Company under the revolving credit facility and the accounts receivable securitization agreement are limited to funding working capital requirements. In addition, an unused facility fee of .25% is charged on any unused portion of the related agreements.

     A sale and lease-back agreement was executed during 1994 in which the Company received $45,000, payable in monthly installments of variable principal plus interest at LIBOR plus 2.65%, collateralized by the underlying equipment. The net gain of $2,369, which was recorded in connection with the sale and lease-back

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES agreement, has been deferred and is being amortized over the term of the agreement. Monthly principal payments are payable as follows: $584 through April 1995, $725 through April 1997, $834 through April 1998, and $817 through April 1999 at which time the remaining balance becomes due. In addition to the required monthly principal payments, the Company is required to prepay principal semi-annually in an amount equal to 40% of consolidated net income, limited to $2,000 in each calendar year. Such principal payments are applied to required monthly payments in inverse order of maturity.

     The revolving credit facility, accounts receivable securitization agreement and the sale and lease-back agreement contain cross default covenants which require the Company to maintain certain financial tests and ratios. Such tests and ratios include the maintenance of minimum fixed charges coverage and interest rate and income taxes coverage ratios, maximum funded debt to equity, minimum net worth, and limit capital expenditures and the payment of dividends. At December 31, 1994, the Company was in compliance with the required covenants.

     In addition, the Company also completed a $15,000 private placement, which requires the payment of interest semi-annually at a fixed rate of 10.25% maturing in June 1997 (hereinafter the "1994 10.25% Notes"). The 1994 10.25% Notes were issued at a discount of 2.06%. Net proceeds received were $14,693 and were restricted for working capital requirements. The holders of the 1994 10.25% Notes were given registration rights.

     In June 1992, the Company issued $90,000 in Senior Notes with interest payable semi-annually at 10.25% (hereinafter the "1992 10.25% Notes").

     The 1992 10.25% Notes and the 1994 10.25% Notes (together, the "10.25% Notes") may be redeemed at the option of the Company after June 14, 1995, in whole or in part, at 102.56% of the face amount if redeemed during the 12-month period commencing June 15, 1995 and 100% of the face amount thereafter.

     In March 1990, the Company issued $60,000 Senior Variable Rate Notes due in 1997 (the "1997 Notes"), with interest payable quarterly at LIBOR plus 4.0%. The 1997 Notes may be redeemed at the option of the Company, in whole or in part, at par plus accrued interest. The balance outstanding at December 31, 1994 was $19,100.

     The indentures relating to the 1997 Notes and the 10.25% Notes (collectively, the "Notes") have been guaranteed by Poly-Tech and contain certain restrictive covenants affecting the Company and its subsidiaries. Such covenants include certain limitations on the sale of assets, issuance of debt, and issuance of common and preferred stock of the Company.

     During 1994, the Company used available cash and proceeds received under the sale and lease-back agreement to retire $10,000 in variable rate notes, and $300 of 5.7% Industrial Revenue Bonds. The Company also retired $68,525, $5,000 and $1,800 of its 13.75% Notes in 1994, 1993 and 1992, respectively. As a result of the early retirements of debt, the Company recorded extraordinary charges of $2,462, $234 and $89 (net of taxes of $1,574, $138 and $52, respectively) in 1994, 1993 and 1992, respectively.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

     As of December 31, 1994, the aggregate annual payments due on long-term debt and the future minimum lease payments under capital lease obligations are as follows:

                                                                   CAPITAL       OTHER
                                                                    LEASE      LONG-TERM
                                                                 OBLIGATIONS     DEBT        TOTAL
                                                                 -----------   ---------   ---------
Year ending December 31:

1995...........................................................    $   505     $  9,274    $   9,779
1996...........................................................        531        9,708       10,239
1997...........................................................        555      134,971      135,526
1998...........................................................        546       10,047       10,593
1999...........................................................        139       42,130       42,269
                                                                   -------     --------     --------
Total minimum payments.........................................      2,276      206,130      208,406
Less amount representing interest..............................        566           --          566
                                                                   -------     --------     --------
Total..........................................................    $ 1,710     $206,130    $ 207,840
                                                                   =======     ========     ========

     Based upon available market information and borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was approximately $206,900 and $204,300 at December 31, 1994 and 1993, respectively.

5.  EMPLOYEE BENEFIT PLANS

     The Company maintains a noncontributory defined benefit pension plan which covers certain employees. Benefits payable are determined based on percentages of compensation for each year of service. The actuarial projected unit credit method has been used to determine the net pension expense and the funded status. The Company's funding policy is to contribute annually the amount necessary to satisfy the minimum funding standards under the Employee Retirement Income Security Act ("ERISA").

     The following table sets forth the funded status of the pension plan as estimated by consulting actuaries as of December 31, 1994 and 1993 and amounts recognized in the Company's financial statements:

                                                                          1994      1993
                                                                         -------   -------
    Accumulated benefit obligation (substantially all vested)..........  $(5,250)  $(5,744)
                                                                         =======   =======
    Projected benefit obligation.......................................  $(5,381)  $(5,968)
    Plan assets at fair value..........................................    5,634     5,960
                                                                         -------   -------
    Excess of plan assets (projected benefit obligation)...............      253        (8)
    Unrecognized net loss..............................................       91       699
    Unrecognized net transition asset..................................     (523)     (583)
    Prior service costs................................................        2         3
                                                                         -------   -------
    (Accrued) prepaid pension cost.....................................  $  (177)  $   111
                                                                         =======   =======

Components of net pension expense for the years ended December 31 are as follows:

                                                                     1994    1993    1992
                                                                     -----   -----   -----
    Service cost...................................................  $ 415   $ 355   $ 317
    Interest cost..................................................    402     374     350
    Actual loss (return) on plan assets............................     69    (543)    (34)
    Deferred loss on plan assets...................................   (538)     --      --
    Other -- net...................................................    (60)     48    (453)
                                                                     -----   -----   -----
    Net pension expense............................................  $ 288   $ 234   $ 180
                                                                     =====   =====   =====

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

     The discount rate used in determining the projected benefit obligation was 8.5% in 1994, 7% in 1993 and 8% in 1992. The assumed long-term rate of return on plan assets was 8% in 1994, 1993 and 1992. The rate of increase in future compensation levels used in determining the projected benefit obligation was 4.5% in 1994 and 4.5% to 5.5% in 1993 and 1992. Plan assets consist of guaranteed insurance contracts, pooled fixed income, pooled equity and pooled real estate investments. For the year ended December 31, 1994, the Company was not required to make any cash contributions under the minimum funding standards of ERISA. Cash contributions to the pension plan for the years ended December 31, 1993 and 1992 were $122 and $294, respectively.

     The Company also maintains defined contribution plans (the "Plans"). Full time employees of the Company who are not members of collective bargaining units or who are not covered by another qualified retirement plan sponsored by the Company are eligible to participate in the Plans after six months of employment. Under the Plans, a participant may elect to reduce annual compensation by 1% to 16% and to have that amount contributed to the Plan by the Company on a pretax basis. The Company matches employee contributions, for one of the Plans, at a rate of 50% of the employee's contribution up to 6% of the employee's salary up to the maximum allowable deferral per the Internal Revenue Code. Employee contributions vest immediately, whereas employer contributions vest over a period of three years. During the years ended December 31, 1994, 1993 and 1992, the Company's aggregate matching contributions were $366, $372 and $405, respectively.

6.  INCOME TAXES

     Significant components of the Company's net deferred tax asset (liability) as of December 31:

                                                          1994                         1993
                                                 -----------------------     ------------------------
                                                 CURRENT     NON-CURRENT       CURRENT       NON-CURRENT
                                                 -------     -----------     -----------     --------
DEFERRED TAX ASSETS:
Accruals not currently deductible..............  $ 2,355      $      --        $ 2,716       $     --
Operating loss carryforwards...................       --          7,067             --          3,507
Tax credit carryforwards.......................       --          2,601             --          2,553
Differences between book and tax basis of
  property.....................................       --            652             --            807
Deferred revenue on interest rate contract
  settlement...................................       --             --             --            641
Other..........................................       --            406            175            386
                                                 -------     ----------      ---------       --------
                                                   2,355         10,726          2,891          7,894
                                                 -------     ----------      ---------       --------
DEFERRED TAX LIABILITIES:
Tax over book depreciation.....................       --        (19,274)            --        (18,616)
Deferred net loss on interest rate contract
  settlement...................................       --         (2,588)            --             --
Differences between book and tax basis of
  property.....................................       --            (28)            --            (27)
Prepaid expenses...............................      (88)            --            (80)            --
Other..........................................     (193)           (42)          (260)           (67)
                                                 -------      ---------       --------        -------
                                                    (281)       (21,932)          (340)       (18,710)
                                                 -------     ----------      ---------       --------
Net deferred tax asset (liability).............  $ 2,074      $ (11,206)       $ 2,551       $(10,816)
                                                  ======      =========      =========       ========

     The Company provided a valuation allowance of $1,165 against deferred tax assets recorded as of January 1, 1993. The valuation allowance decreased $1,165 for the year ended December 31, 1993. The valuation allowance was reversed because the Company acquired the minority interest of its 67%-owned subsidiary on January 1, 1994 and the realization of tax loss carryforwards became more likely than not. Of the

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES valuation allowance reversed, $675 was allocated to reduce goodwill, which primarily relates to the tax loss carryforwards acquired in a prior year acquisition.

     As of December 31, 1994, the Company had net operating loss carryforwards from a purchased subsidiary which expire in the years 2006 through 2008 in the amount of $9,862, which may be utilized to reduce consolidated taxable income to the extent of taxable income generated by the purchased subsidiary. The Company also had a net consolidated operating loss carryforward of $8,540 which expires in 2009 and alternative minimum tax credits totaling $2,601, which have no expiration date.

     The provision (benefit) for income taxes consists of the following for the years ended December 31:

                                                                     1994       1993      1992
                                                                    ------     ------     -----
Current:
  Federal.........................................................  $ (114)    $1,845     $(285)
  State...........................................................     100        351      (134)
                                                                    ------     ------     -----
     Total current................................................     (14)     2,196      (419)
                                                                    ------     ------     -----
Deferred:
  Federal.........................................................   2,233        903      (293)
  State...........................................................     129        360        24
                                                                    ------     ------     -----
     Total deferred...............................................   2,362      1,263      (269)
                                                                    ------     ------     -----
          Total...................................................  $2,348     $3,459     $(688)
                                                                    ======     ======     =====

     The provision (benefit) for income taxes differs from an amount computed at the statutory tax rate as follows:

                                                                        1994     1993     1992
                                                                        ----     ----     -----
Provision (benefit) using statutory tax rate..........................  35.0%    35.0%    (34.0)%
Graduated tax rate....................................................  (1.0)    (1.0)       --
Goodwill amortization.................................................  13.4      7.8       9.8
State taxes, net of federal income tax benefit........................   2.8      5.1      (1.1)
Loss from a 67%-owned subsidiary......................................    --       --       7.9
Reversal of valuation allowance.......................................    --     (3.6)
Other -- net..........................................................  (6.3)    (6.1)      7.4
                                                                        ----     ----     -----
Provision for income taxes (benefit)..................................  43.9%    37.2%    (10.0)%
                                                                        ====     ====     =====

7.  RELATED PARTY TRANSACTIONS

NOTE RECEIVABLE

     At December 31, 1994, the Company had a note receivable from an officer and director of the Company, in the amount of $100, due August 1997. Interest is payable annually at a rate of 6%, compounded monthly.

SUBORDINATED PROMISSORY NOTES

     For the year ended December 31, 1992, interest expense paid to stockholders and affiliates related to notes which were retired during the same year was $263.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

MANAGEMENT FEES

     In May 1991, the Company entered into a three-year Management Agreement with Carlisle Plastics Management Corporation ("CPMC"), an affiliate of the Company. Under the terms of the original agreement, CPMC received an annual management fee of $1,500. In May, 1994 this agreement was extended and in September, 1994 the agreement was amended to one year with an annual fee of $750. Management fees paid by the Company to CPMC under the agreement were $1,250, $1,500 and $1,500, for the years ended December 31, 1994, 1993 and 1992, respectively.

     The indentures for the 10.25% Notes require that management fees do not exceed 2.0% of sales per year and that each affiliate execute a management fee subordination agreement.

     The Company also provides purchasing, accounting, and other administrative services for an affiliate. In 1994, 1993 and 1992, the Company received $124, $86 and $130, respectively, from the affiliate as payment for services rendered.

LEASES

     The Company leases certain office, manufacturing and warehouse space which is owned by affiliates of the Company. During 1994, the Company terminated its office lease for its Boston office and incurred lease termination costs of $125. In addition, lease expense of $282, $246 and $217 was incurred for the years 1994, 1993 and 1992, respectively.

     The Company also leased an aircraft from an affiliate of the Company. Lease expense in connection with the aircraft was $297, $303 and $325 for the years 1994, 1993 and 1992, respectively. In January 1995, the aircraft lease was terminated.

AFFILIATED PURCHASES

     The Company purchases certain raw materials from an affiliate of the Company. Purchases for the years ended December 31, 1994, 1993 and 1992 were $112, $257 and $355, respectively.

8.  STOCKHOLDERS' EQUITY

     The Company's Class B common stock is one-for-one convertible to Class A common stock and has restrictions on transfers. Each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to twenty votes.

     The Company maintains an incentive stock option plan (the "Incentive Plan") for key salaried employees and directors of the Company. The term of an incentive stock option may not exceed ten years.

     As of December 31, 1994, 1,880,000 shares of Class A Common Stock were reserved for issuance under the Incentive Plan.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

     A summary of options granted under the Incentive Plan is as follows:

                                                                      NUMBER       OPTION PRICE
                                                                     OF SHARES      PER SHARE
                                                                     ---------     ------------
Outstanding at January 1, 1992.....................................    523,150     $7.66-$11.00
  Granted..........................................................    125,000     $5.00-$ 9.50
  Cancelled or expired.............................................   (174,750)    $5.00-$ 9.50
                                                                     ---------
Outstanding at December 31, 1992...................................    473,400     $5.00-$ 9.50
  Granted..........................................................    395,400     $5.31-$ 6.00
  Cancelled or expired.............................................    (68,500)    $5.00-$ 9.50
  Exercised........................................................     (8,650)    $       5.00
                                                                     ---------
Outstanding at December 31, 1993...................................    791,650     $5.00-$ 9.50
  Granted..........................................................    983,400     $4.00-$ 7.44
  Cancelled or expired.............................................   (460,800)    $5.00-$ 7.66
  Exercised........................................................    (85,200)    $5.00-$ 6.00
                                                                     ---------
Outstanding at December 31, 1994...................................  1,229,050     $4.00-$ 9.50
                                                                      ========
Exercisable at December 31, 1994...................................    111,784     $5.00-$ 9.50
                                                                      ========

     In 1992, 355,900 options granted in 1991 were repriced to $5.00, the market price at the time of repricing. All options granted were at a per share option price greater than or equal to the market value at the date of grant.

     In 1992, a director and officer was granted non-qualified options, which are not included in the above table, to purchase 400,000 shares of the Company's Class A Common Stock at $4.00 per share (the fair market value of the shares at the date of the agreement). The options vest on September 1, 1993, 1994 and 1995 in the amount of 50,000, 50,000 and 300,000, respectively.

9.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases various manufacturing facilities under noncancellable operating leases with varying terms through 2002. The following is a schedule of future minimum lease payments required under such operating leases:

            1995.......................................................  $ 4,985
            1996.......................................................    4,671
            1997.......................................................    3,574
            1998.......................................................    2,920
            1999.......................................................    1,034
            Thereafter.................................................      272
                                                                         -------
            Total......................................................  $17,456
                                                                         =======

     Amounts above include $203 which is payable to affiliates of the Company (Note 7).

     Rent expense under operating leases totaled $5,955, $4,476 and $4,969 for 1994, 1993 and 1992, respectively.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

LITIGATION

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

10.  CONCENTRATION OF CREDIT RISK

     In September, 1993, the Company entered into an interest rate swap agreement, terminating in June 1997. In the second quarter of 1994, the Company purchased an interest rate corridor for $1,500. The swap agreement and corridor matched the principal and due date of the Company's 1992 10.25% Notes. In December, 1994, the Company terminated both the interest rate swap and corridor for $6,300. The cost of the corridor and termination of the related agreements has been deferred and will be amortized as an adjustment to interest expense over the remaining term of the 1992 10.25% Notes.

     In September 1993, the Company received $2,000 from the termination of an interest rate swap agreement which it had entered into in June 1993. This gain has been deferred and is being amortized through June 1997, the original term of the swap agreement.

     For the years ended December 31, 1994 and 1993, the Company recorded as a reduction to interest expense $350 and $751, respectively, for the net interest differential and amortization of the deferred gain relating to the interest rate agreements.

     The Company had accounts receivable from a single customer of $4,055 and $3,200 at December 31, 1994 and 1993, respectively. This customer has a history of timely payments to the Company, and the Company believes it had no unusual exposure to credit risk at December 31, 1994.

11.  RESTRUCTURING CHARGE AND NEW PRODUCT INTRODUCTION

     During 1992, the Company recorded restructuring charges aggregating $4,320. The restructuring charge included realignment of production facilities, management reorganization and product re-engineering. In addition, in 1992 the Company incurred costs of $7,743 associated with a new product introduction.

12.  MINORITY INTEREST

     On January 1, 1994 the Company purchased the outstanding one-third minority interest shares of Rhino-X at a purchase price of $3.2 million ($12 per share). The purchase price was determined under a put and call arrangement signed in conjunction with the Company's acquisition of a two-thirds interest in July 1991.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

13.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31, 1994
                                                    ---------------------------------------------
                                                                      QUARTERS
                                                    ---------------------------------------------
                                                     FIRST      SECOND       THIRD        FOURTH
                                                    -------     -------     --------     --------
Net Sales.........................................  $86,092     $95,002     $104,258     $102,312
Gross Profit......................................   21,453      23,775       24,485       27,365
Income Before Extraordinary Item..................       16       1,154          122        1,707
Net (Loss) Income.................................   (2,446)      1,154          122        1,707
Income Per Share:
  Income Before Extraordinary Item................  $   .00     $   .07     $    .01     $    .10
  Net (Loss) Income...............................     (.14)        .07          .01          .10

                                                            YEAR ENDED DECEMBER 31, 1993
                                                    ---------------------------------------------
                                                                      QUARTERS
                                                    ---------------------------------------------
                                                     FIRST      SECOND       THIRD        FOURTH
                                                    -------     -------     --------     --------
Net Sales.........................................  $90,831     $87,767     $ 94,790     $ 87,507
Gross Profit......................................   24,336      24,508       26,682       23,382
Income Before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle........      683       1,052        2,665        1,432
Net Income........................................    2,035       1,052        2,665        1,432
Income Per Share:
  Income Before Extraordinary Item and Change in
     Accounting Principle.........................  $   .04     $   .06     $    .15     $    .08
  Net Income......................................      .12         .06          .15          .08

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

14.  CONDENSED FINANCIAL INFORMATION OF CARLISLE PLASTICS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

                                                             DECEMBER 31, 1994
                                  ------------------------------------------------------------------------
                                  CARLISLE
                                  PLASTICS,     POLY-TECH,     NON-GUARANTOR
                                    INC.         INC.(1)       SUBSIDIARIES(2)   ELIMINATIONS      TOTAL
                                  ---------     ----------     -------------     ------------     --------
ASSETS
Current assets:
Cash and equivalents............  $   4,094      $       1       $     393        $       --      $  4,488
Receivables -- net(6)(8)........         --             --          55,789                --        55,789
Inventories(6)..................     56,369             --             169                --        56,538
Notes receivable from
  subsidiary(4)(7)..............     22,738             --              --           (22,738)           --
Receivable from subsidiaries or
  parent........................         --         36,306          51,125           (87,431)           --
Other current assets............      6,809          7,194             634            (7,029)        7,608
                                  ---------     ----------     -----------       -----------      --------
     Total current assets.......     90,010         43,501         108,110          (117,198)      124,423
Notes receivable from
  subsidiaries(3)(4)(7).........    140,937             --              --          (140,937)           --
Investment in subsidiaries......     17,400         70,540              --           (87,940)           --
Property, plant and equipment --
  net(7)........................     53,672         29,197          56,458                --       139,327
Goodwill -- net.................      3,970         11,784          50,363                --        66,117
Other assets -- net.............      9,696           (131)          1,560                --        11,125
                                  ---------     ----------     -----------       -----------      --------
TOTAL ASSETS....................  $ 315,685      $ 154,891       $ 216,491        $ (346,075)     $340,992
                                   ========       ========     ===========         =========      ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities:
Current portion of long-term
  debt(7).......................  $   9,481      $      --       $      82        $       --      $  9,563
Accounts payable................     36,149            383           1,467                --        37,999
Note payable to parent(4)(7)....         --          1,364          21,374           (22,738)           --
Payable to subsidiaries or
  parent........................     29,193         40,941          17,297           (87,431)           --
Other accrued liabilities.......     10,486            504           7,673            (7,029)       11,634
                                  ---------     ----------     -----------       -----------      --------
     Total current
       liabilities..............     85,309         43,192          47,893          (117,198)       59,196
Long-term debt -- net of current
  portion(7)(8).................    159,704             --          38,573                --       198,277
Note payable to
  parent(3)(4)(7)...............         --         95,224          45,713          (140,937)           --
Deferred income taxes...........      1,212          3,606           6,388                --        11,206
Other non-current liabilities...      2,053             --              --                --         2,053
Stockholders' equity:
Intercompany preferred
  stock(5)......................         --         15,000              --           (15,000)           --
Common stock....................        177          1,300          70,569           (71,869)          177
Additional paid-in capital......     68,359             --           1,071            (1,071)       68,359
Retained earnings (deficit).....     (1,129)        (3,431)          6,284                --         1,724
                                  ---------     ----------     -----------       -----------      --------
     Total stockholders'
       equity...................     67,407         12,869          77,924           (87,940)       70,260
                                  ---------     ----------     -----------       -----------      --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY..........  $ 315,685      $ 154,891       $ 216,491        $ (346,075)     $340,992
                                   ========       ========     ===========         =========      ========

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

                                                             DECEMBER 31, 1993
                                  -----------------------------------------------------------------------
                                  CARLISLE
                                  PLASTICS,    POLY-TECH,    NON-GUARANTOR
                                    INC.        INC.(1)      SUBSIDIARIES(2)    ELIMINATIONS      TOTAL
                                  --------     ---------     --------------     ------------     --------
ASSETS
Current assets:
Cash and equivalents............  $ 19,419     $       1        $    325         $       --      $ 19,745
Receivables -- net..............    17,983        16,080          12,707                 --        46,770
Inventories.....................    15,554         7,307          20,171                 --        43,032
Notes receivable from
  subsidiary(4).................    21,317            --              --            (21,317)           --
Receivable from subsidiaries or
  parent........................    32,706            --          11,520            (44,226)           --
Other current assets............     1,060         7,186           2,062             (4,558)        5,750
                                  --------     ---------     -----------        -----------      --------
     Total current assets.......   108,039        30,574          46,785            (70,101)      115,297
Notes receivable from
  subsidiaries(3)(4)............   118,806            --              --           (118,806)           --
Investment in subsidiaries......    17,329        70,540              --            (87,869)           --
Property, plant and equipment --
  net...........................    50,433        29,823          55,499                 --       135,755
Goodwill -- net.................     4,330        12,128          51,271                 --        67,729
Other assets -- net.............     4,963           525           1,579                 --         7,067
                                  --------     ---------     -----------        -----------      --------
TOTAL ASSETS....................  $303,900     $ 143,590        $155,134         $ (276,776)     $325,848
                                  ========      ========     ===========          =========      ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities:
Current portion of long-term
  debt..........................  $ 10,980     $      --        $    229         $       --      $ 11,209
Accounts payable................    31,818           470           1,821                 --        34,109
Note payable to parent(4).......        --            --          21,317            (21,317)           --
Payable to subsidiaries or
  parent........................        --        30,659          13,567            (44,226)           --
Other accrued liabilities.......     6,813         2,688          10,779             (4,558)       15,722
                                  --------     ---------     -----------        ------------     --------
     Total current
       liabilities..............    49,611        33,817          47,713            (70,101)       61,040
Long-term debt -- net of current
  portion.......................   182,457            --             644                 --       183,101
Note payable to parent(3)(4)....        --        90,000          28,806           (118,806)           --
Deferred income taxes...........     2,481         3,835           4,500                 --        10,816
Other non-current liabilities...     1,625            --              --                 --         1,625
Stockholders' equity:
Intercompany preferred
  stock(5)......................        --        15,000              --            (15,000)           --
Common stock....................       176         1,300          72,069            (73,369)          176
Additional paid-in capital......    67,904            --              --                 --        67,904
Retained earnings (deficit).....      (354)         (362)          1,402                500         1,186
                                  --------     ---------     -----------        -----------      --------
     Total stockholders'
       equity...................    67,726        15,938          73,471            (87,869)       69,266
                                  --------     ---------     -----------        -----------      --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY..........  $303,900     $ 143,590        $155,134         $ (276,776)     $325,848
                                  ========      ========     ===========          =========      ========

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING OPERATIONS INFORMATION

                                                            YEAR ENDED DECEMBER 31, 1994
                                          -----------------------------------------------------------------
                                          CARLISLE
                                          PLASTICS,  POLY-TECH,    NON-GUARANTOR
                                            INC.      INC.(1)     SUBSIDIARIES(2)   ELIMINATIONS    TOTAL
                                          --------   ----------   ---------------   ------------   --------
Net sales...............................  $372,349    $ 22,255       $  72,064        $(79,004)    $387,664
Cost of goods sold......................   305,613      11,419          52,558         (79,004)     290,586
                                          --------   ---------    ------------      ----------     --------
Gross profit............................    66,736      10,836          19,506              --       97,078
Operating expenses......................    63,862       1,565           7,053              --       72,480
Intercompany interest expense
  (income)..............................   (16,763)     14,742           2,021              --           --
Interest expense........................    17,576          --           1,843              --       19,419
Interest and other income...............      (165)         (1)             (2)             --         (168)
                                          --------   ---------    ------------      ----------     --------
Income (loss) before provision for
  income taxes and extraordinary item...     2,226      (5,470)          8,591              --        5,347
Provision for income taxes (benefit)....     1,041      (2,401)          3,708              --        2,348
                                          --------   ---------    ------------      ----------     --------
Income (loss) before extraordinary
  item..................................     1,185      (3,069)          4,883              --        2,999
Extraordinary item -- early retirement
  of debt, net of taxes.................    (2,460)         --              (2)             --       (2,462)
                                          --------   ---------    ------------      ----------     --------
Net income (loss).......................  $ (1,275)   $ (3,069)      $   4,881        $     --     $    537
                                          ========    ========     ===========       =========     ========

                                                            YEAR ENDED DECEMBER 31, 1993
                                          -----------------------------------------------------------------
                                          CARLISLE
                                          PLASTICS,  POLY-TECH,    NON-GUARANTOR
                                            INC.      INC.(1)     SUBSIDIARIES(2)   ELIMINATIONS    TOTAL
                                          --------   ----------   ---------------   ------------   --------
Net sales...............................  $150,099    $ 87,914       $ 164,113        $(41,231)    $360,895
Cost of goods sold......................   115,824      59,715         127,679         (41,231)     261,987
                                          --------   ---------    ------------      ----------     --------
Gross profit............................    34,275      28,199          36,434              --       98,908
Operating expenses......................    21,771      19,647          26,019              --       67,437
Intercompany interest expense
  (income)..............................   (18,988)     14,400           4,588              --           --
Interest expense........................    22,096           1             452              --       22,549
Interest and other income...............      (545)         --              30             146         (369)
                                          --------   ---------    ------------      ----------     --------
Income (loss) before provision for
  income taxes, extraordinary item and
  cumulative effect of change in
  accounting principle..................     9,941      (5,849)          5,345            (146)       9,291
Provision for income taxes (benefit)....     3,607      (1,370)          1,222              --        3,459
                                          --------   ----------   ------------      ----------     --------
Income (loss) before extraordinary item
  and cumulative effect of change in
  accounting principle..................     6,334      (4,479)          4,123            (146)       5,832
Extraordinary item -- early retirement
  of debt, net of taxes.................      (234)         --              --              --         (234)
Cumulative effect of change in
  accounting principle relating to
  income taxes..........................     2,489         (69)           (834)             --        1,586
                                          --------   ---------    ------------      ----------     --------
Net income (loss).......................  $  8,589    $ (4,548)      $   3,289        $   (146)    $  7,184
                                          ========    ========     ===========       =========     ========

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

                                                         DECEMBER 31, 1992 (UNAUDITED)
                                     ---------------------------------------------------------------------
                                     CARLISLE
                                     PLASTICS,    POLY-TECH,    NON-GUARANTOR
                                       INC.        INC.(1)      SUBSIDIARIES(2)  ELIMINATIONS      TOTAL
                                     ---------    ----------    -------------    ------------     --------
Net sales........................... $ 147,070     $  90,005      $ 157,976        $(35,195)      $359,856
Cost of goods sold..................   114,378        63,793        120,498         (35,195)       263,474
                                     ---------    ----------    -----------       ----------      --------
Gross profit........................    32,692        26,212         37,478              --         96,382
Operating expenses..................    20,443        19,920         29,885              --         70,248
New product introduction............     7,743            --             --              --          7,743
Restructuring.......................       521         2,630          1,169              --          4,320
Intercompany interest expense
  (income)..........................   (17,333)       14,400          2,933              --             --
Interest expense....................    19,902            --          2,055              --         21,957
Interest and other income...........      (403)           (1)           (47)           (533)          (984)
                                     ---------    ----------    -----------      ----------       --------
Income (loss) before provision for
  income taxes and extraordinary
  item..............................     1,819       (10,737)         1,483             533         (6,902)
Provision for income taxes
  (benefit).........................       224        (2,528)         1,616              --           (688)
                                     ---------    ----------    -----------      ----------       --------
Income (loss) before extraordinary
  item..............................     1,595        (8,209)          (133)            533         (6,214)
Extraordinary item -- early
  retirement of debit, net of
  taxes.............................       (75)           --            (14)             --            (89)
                                     ---------    ----------    -----------      ----------       --------
Net income (loss)................... $   1,520     $  (8,209)     $    (147)       $    533       $ (6,303)
                                      ========      ========    ===========       =========       ========

- ---------------
(1) Poly-Tech has guaranteed the Company's Notes. The aggregate principal amount of this indebtedness was $124,100 as of December 31, 1994. American Western, a wholly-owned subsidiary of Poly-Tech, is not obligated under any of such guarantees by Poly-Tech.

(2) Non-guarantor subsidiaries include American Western, Rhino-X, Far East, Plasticos, Korea and CPFC.

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

(4) The Non-Guarantor Subsidiaries' Intercompany Notes include a $4,000 note issued July 16, 1991, bearing interest at 8% per annum, which was repaid on January 1, 1994; a $17,317 note issued January 1, 1994 payable upon demand, without amortization, bearing interest at the commercial paper rate (6.07% at December 31, 1994) plus 1.25% per annum; and a $28,806 note issued June 19, 1992 payable March 1, 1996, without amortization, bearing interest at LIBOR (6.07% at December 31, 1994) plus 2.375% per annum. These Intercompany Notes maybe prepaid at any time, in whole or in part, at 100% of their principal amount plus accrued interest to the date of prepayment. The Intercompany Notes are unsecured and rank pari passu in right of payment with all other existing and future indebtedness of Rhino-X and American Western.

(5) The intercompany preferred stock has $2,250 cumulative preferred dividends in arrears.


                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

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

(7) On April 4, 1994, Poly-Tech, American Western and Rhino- X sold certain assets as part of the Company's sale and leaseback financing. The subsidiaries entered into sublease agreements with Carlisle Plastics, Inc. The sublease agreements were equal to each subsidiary's pro rata share (based on assets sold by each subsidiary) of the Company's external sale and leaseback financing and have similar terms. The capital lease obligations related to these subleases are included in Intercompany Notes of $6,588, $4,770 and $16,194 for Poly-Tech, American Western and Rhino-X, respectively.

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

                                                                      SCHEDULE I

                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES*
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1994         1993
                                                                         --------     --------
ASSETS
Current assets:
  Cash and equivalents.................................................  $  4,094     $ 19,419
  Receivables -- net...................................................        --       17,983
  Inventories..........................................................    56,369       15,554
  Notes receivable from subsidiary.....................................    22,738       21,317
  Receivable from subsidiary...........................................        --       32,706
  Other current assets.................................................     6,809        1,060
                                                                         --------     --------
Total current assets...................................................    90,010      108,039
                                                                         --------     --------
  Notes receivable from subsidiaries...................................   140,937      118,806
  Investment in subsidiaries...........................................    17,400       17,329
  Property, plant and equipment -- net.................................    53,672       50,433
  Goodwill -- net......................................................     3,970        4,330
  Other assets -- net..................................................     9,696        4,963
                                                                         --------     --------
TOTAL ASSETS...........................................................  $315,685     $303,900
                                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt....................................  $  9,481     $ 10,980
  Accounts payable.....................................................    36,149       31,818
  Payable to subsidiary................................................    29,193           --
  Other accrued liabilities............................................    10,486        6,813
                                                                         --------     --------
     Total current liabilities.........................................    85,309       49,611
                                                                         --------     --------
Long-term debt -- net of current portion...............................   159,704      182,457
                                                                         --------     --------
Deferred income taxes..................................................     1,212        2,481
                                                                         --------     --------
Other non-current liabilities..........................................     2,053        1,625
                                                                         --------     --------
Stockholders' equity:
  Preferred stock -- par value $.01; no shares issued or outstanding
  Class A common stock -- par value $.01; 8,193,733 and 8,000,401
     issued and outstanding in 1994 and 1993, respectively.............        82           80
  Class B common stock -- par value $.01; 9,510,552 and 9,618,694
     issued and outstanding in 1994 and 1993, respectively.............        95           96
  Additional paid-in capital...........................................    68,359       67,904
  Retained earnings (deficit)..........................................    (1,129)        (354)
                                                                         --------     --------
     Total stockholders' equity........................................    67,407       67,726
                                                                         --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................  $315,685     $303,900
                                                                         ========     ========

- ---------------
* Information is presented for the parent company only.

                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES*
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                  1994       1993
                                                                --------   --------      1992
                                                                                      -----------
                                                                                      (UNAUDITED)
Net Sales.....................................................  $372,349   $150,099    $ 147,070
Cost of goods sold............................................   305,613    115,824      114,378
                                                                --------   --------   ----------
Gross profit..................................................    66,736     34,275       32,692
Operating expenses............................................    63,862     21,771       20,443
New product introduction......................................        --         --        7,743
Restructuring.................................................        --         --          521
                                                                --------   --------   ----------
Operating income..............................................     2,874     12,504        3,985
Interest expense..............................................    17,576     22,096       19,902
Intercompany interest income..................................   (16,763)   (18,988)     (17,333)
Interest and other income.....................................      (165)      (545)        (403)
                                                                --------   --------   ----------
Income before provision for income taxes, extraordinary item
  and cumulative effect of change in accounting principle.....     2,226      9,941        1,819
Provision for income taxes....................................     1,041      3,607          224
                                                                --------   --------   ----------
Income before extraordinary item and cumulative effect of
  change in accounting principle..............................     1,185      6,334        1,595
Extraordinary item -- early retirement of debt, net of
  taxes.......................................................    (2,460)      (234)         (75)
Cumulative effect of change in accounting principle relating to
  income taxes................................................        --      2,489           --
                                                                --------   --------   ----------
Net income (loss).............................................  $ (1,275)  $  8,589    $   1,520
                                                                ========   ========    =========

- ---------------

* Information is presented for the parent company only.


                                                                     SCHEDULE I -- (CONTINUED)

                             CARLISLE PLASTICS, INC. AND SUBSIDIARIES*
                          CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                CONDENSED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1994        1993        1992
                                                               ----        ----        ----
                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income..........................................  $ (1,275)    $ 8,589    $   1,520
Adjustments to reconcile net income to net cash flows from
  operating activities:
  Depreciation and amortization............................    10,629       8,527        5,679
  Deferred income taxes....................................    (1,269)        902         (724)
  Allowance for accounts receivable........................     1,594         781          467
  Write-off of deferred financing costs....................     1,328         122           47
  Change in accounting principle...........................        --      (2,489)          --
  Change in payable to subsidiaries........................    47,910          --           --
  Net change in current assets and liabilities.............    (4,037)       (990)      (5,122)
                                                             --------     -------    ---------
Net cash provided by operating activities..................    54,880      15,442        1,867
                                                             --------     -------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment -- net........   (10,163)     (9,891)     (12,685)
Purchase of minority interest of subsidiary................    (3,221)         --           --
Investment in subsidiaries.................................        (1)         --           --
Notes to subsidiaries......................................     4,000          --      (46,123)
                                                             --------     -------    ---------
Net cash used for investing activities.....................    (9,385)     (9,891)     (58,808)
                                                             --------     -------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt.................................    59,918         467       94,290
Sale and leaseback with subsidiaries.......................   (27,552)         --           --
Repayments of long-term debt...............................   (84,186)     (5,943)      (2,046)
Repayments of notes to stockholders and affiliates.........        --          --       (7,046)
Borrowings under long-term line of credit..................    33,168          --        4,000
Repayments under long-term line of credit..................   (33,168)         --      (13,500)
Interest rate contracts settled............................    (7,805)      2,000           --
Deferred financing costs...................................    (1,651)       (235)      (2,812)
Other......................................................       456         326          (97)
                                                             --------     -------    ---------
Net cash (used for) provided by financing activities.......   (60,820)     (3,385)      72,789
                                                             --------     -------    ---------
CASH AND CASH EQUIVALENTS
Net (decrease) increase....................................   (15,325)      2,166       15,848
Balance, beginning of year.................................    19,419      17,253        1,405
                                                             --------     -------    ---------
Balance, end of year.......................................  $  4,094     $19,419    $  17,253
                                                             ========     =======    =========

- ---------------
NOTE: See consolidated financial statements for details of and changes in stockholders' equity.
See Note 1 to the consolidated financial statements for information regarding business combinations.
Long-term debt maturities include $9,481, $9,975, $135,306, $10,434 and $3,989 due 1995 through 1999, respectively.

* Information is presented for the parent company only.


                                                                     SCHEDULE II

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                   BALANCE AT     CHARGED TO     DEDUCTIONS      BALANCE
                                                   BEGINNING      COSTS AND         FROM          AT END
                   DESCRIPTION                      OF YEAR        EXPENSE       RESERVES(A)     OF YEAR
- -------------------------------------------------  ----------     ----------     -----------     --------
YEAR ENDED DECEMBER 31, 1992:
  Allowance for doubtful accounts................    $2,413         $1,399         $ 1,212        $2,600
YEAR ENDED DECEMBER 31, 1993:
  Allowance for doubtful accounts................    $2,600         $  969         $   544        $3,025
YEAR ENDED DECEMBER 31, 1994:
  Allowance for doubtful accounts................    $3,025         $1,598         $   568        $4,055

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

                        NAME                      AGE                   POSITION
    --------------------------------------------  ---     ------------------------------------
    William H. Binnie...........................  37      Chairman of the Board of Directors
    Clifford A. Deupree.........................  52      President
    Patrick J. O'Leary..........................  37      Vice President, Secretary and Chief
                                                          Financial Officer

     Mr. Binnie has been Chairman of the Board of Directors of Poly-Tech since 1989.

     Mr. Deupree has been President of Poly-Tech since September 1994.

     Mr. O'Leary has been Vice President, Secretary and Chief Financial Officer of Poly-Tech since September 1994.

EXECUTIVE COMPENSATION

     The compensation paid or accrued in 1994 on behalf of Messrs. Binnie, Deupree and O'Leary was paid or accrued for services rendered to Carlisle Plastics, Inc., Poly-Tech and their respective subsidiaries. Information regarding such compensation is included in Item 11 of the Annual Report on Form 10-K, which incorporates by reference the information set forth in the 1995 Proxy Statement under the caption "Executive Compensation."

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 31, 1994 with regard to the beneficial ownership of the shares of common stock of Poly-Tech by each holder of 5% thereof, each director of Poly-Tech and by all directors and executive officers of Poly-Tech as a group.

                          NAME AND ADDRESS OF                         BENEFICIALLY     PERCENT
                            BENEFICIAL OWNER                             OWNED         OF CLASS
    ----------------------------------------------------------------  ------------     --------
    Carlisle Plastics, Inc.(a)......................................      1,000          100.0%
    All directors and executive officers of Poly-Tech
      as a group (3 persons)(b).....................................      1,000          100.0%

- ---------------
(a) The business address for such person is 1314 North Third Street, Phoenix, Arizona 85004.

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


                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.                                      DESCRIPTION
  --------        ------------------------------------------------------------------
   3.1       --   Restated Certificate of Incorporation of Carlisle Plastics, Inc.
                  dated as of May 16, 1991 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1991 (hereinafter, the "1991 10-K")). ...............
   3.2       --   By-Laws of the Company (incorporated herein by reference to
                  Exhibit 3.2 to the Registration Statement on Form S-1,
                  Registration No. 33-27262, as filed with the Securities and
                  Exchange Commission on February 27, 1989 (hereinafter, the "1989
                  S-1")). ..........................................................
  10.1(a)    --   The Securities Purchase Agreement, dated as of March 23, 1990, between the Company and Kawajitsu Leasing (H.K.) Ltd.
                  (incorporated by reference to Exhibit 10.1(a) to the Registration
                  Statement on Form S-1, Registration No. 33-35966, as filed with the Securities and Exchange Commission on October 30, 1990
                  (hereinafter, the "1990 S-1")). ..................................
  10.1(b)    --   The Securities Purchase Agreement, dated as of March 23, 1990 between the Company and Show Leasing America, Inc. (incorporated by reference to Exhibit 10.1(b) to the 1990 S-1). ................
  10.2       --   Securities Purchase Agreement, dated as of March 23, 1990, between the Company and each purchaser of the 1997 Notes (incorporated by reference to Exhibit 10.2 to the 1990 S-1). ......................
  10.3       --   Carlisle Acquisition Corp.'s Senior Subordinated Note in the
                  principal amount of $35,000,000, dated April 7, 1989 (incorporated herein by reference to Exhibit A to Exhibit 4.1 of the 1989
                  S-1). ............................................................
  10.4       --   Poly-Tech's Senior Subordinated Promissory Note in the principal amount of $55,000,000, dated March 23, 1990 (incorporated by reference to Exhibit 10.21 to the 1990 S-1). .....................
  10.5       --   Indenture dated March 23, 1990, as supplemented by First
                  Supplemental Indenture dated as of October 9, 1990, relating to the Company's Senior Variable Notes Due 1997 among the Company,
                  Poly-Tech, Inc., as guarantor, and the Bank of Montreal Trust
                  Company, as trustee (incorporated by reference to Exhibits 4.2 and
                  4.3 to the 1990 S-1, respectively). ..............................
  10.6       --   Management Agreement dated as of September 12, 1994 between the
                  Company Carlisle Plastics Management Corporation (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1994 (hereinafter, the "September 1994 10-Q")). .....................................
  10.7       --   Restated 1991 Employee Incentive Plan (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-8,
                  Registration No. 33-64890, as filed with the Securities and
                  Exchange Commission on June 24, 1993). ...........................

  EXHIBIT
    NO.                                      DESCRIPTION
  --------        ------------------------------------------------------------------
  10.8       --   Lease between the Company and One Union Realty Trust dated Septem-
                  ber 1, 1991, as amended by Addendum Number 1 to the Lease dated
                  June 29, 1993 (incorporated by reference to Exhibits 10.35 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1991 (The "1991 10-K") and 10.10 to the Annual Report
                  on Form 10-K for the fiscal year ended December 31, 1993) and terminated by the Lease Settlement Agreement dated December 20,
                  1994 (filed herewith). ...........................................
  10.9       --   Stockholders' Agreement dated as of July 16, 1991 by and among
                  High-D Acquisition Corp., Carlisle Plastics, Inc. and certain individuals and institutions relating to Rhino-X Industries, Inc.
                  (incorporated by reference to Exhibit 10.45 to the 1991 10-K). ...
  10.10      --   Employment Agreement dated September 1, 1992 between the Company and David E. Wilbur, Jr. (incorporated by reference to Exhibit I to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992) as amended by the Amendment dated
                  September 20, 1994 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4, Registration No. 33-56825,
                  as filed with the Securities Exchange Commission on December 13,
                  1994 (hereinafter, the "1994 S-4")). .............................
  10.11      --   Indenture relating to the Company's 10 1/4% Senior Notes Due 1997 among the Company, Poly-Tech, as Guarantor, and United States
                  Trust Company of New York, as Trustee (a form of the Notes is contained as Exhibit A thereto) (incorporated by reference to
                  Exhibit 4.1 to the Registration Statement on Form S-1, as amended,
                  Registration No. 33-47627, as filed with the Securities and
                  Exchange Commission on May 1, 1992). .............................
  10.12      --   Credit Agreement dated as of March 9, 1994 by and among the
                  Company, as borrower, Poly-Tech, A&E Products (Far East) Ltd.
                  ("Far East"), Plasticos Bajacal S.A. de C.V. ("Plasticos"),
                  Rhino-X Industries, Inc. ("Rhino-X"), A&E Korea, Ltd. ("Korea"),
                  American Western Corporation ("American Western") and AWC
                  Transportation Corporation ("AWCT"), as co-obligors, and General
                  Electric Capital Corporation ("GECC"), as agent and lender, as amended by the First Second and Third Amendments to Credit
                  Agreement and Security Agreement dated as of April 14, April 15, and October 25, 1994 by and among the same parties (incorporated by reference to Exhibits 10.14 to the Company's Quarterly Reports
                  on Form 10-Q for the quarters ended March 31, 1994 (the "March
                  1994 10-Q") and June 30, 1994 and the September 1994 10-Q). ......
  10.13      --   Revolving Credit Note dated March 9, 1994 in the amount of
                  $55,000,000 issued by the borrowers under the Credit Agreement referenced in Exhibit 10.12 to GECC (incorporated by reference to
                  Exhibit 10.15 to the March 1994 10-Q). ...........................
  10.14      --   Security Agreement dated as of March 9, 1994 by and among the borrowers under the Credit Agreement referenced in Exhibit 10.12 and GECC, as administrative agent, as amended by the First
                  Amendment to Credit Agreement and Security Agreement dated as of
                  April 14, 1994 by and among the same parties (included in Exhibit
                  10.12). ..........................................................
  10.15      --   Asset Purchase Agreements dated March 9, 1994 by and between the
                  Company and American Western, Poly-Tech and Rhino-X (incorporated by reference to Exhibit 10.17 to the March 1994 10-Q). ...........

  EXHIBIT
    NO.                                      DESCRIPTION
  --------        ------------------------------------------------------------------
  10.16      --   Contract Manufacturing Agreements dated March 9, 1994 by and between the Company and American Western, Poly-Tech and Rhino-X
                  (incorporated by reference to Exhibit 10.18 to the March 1994
                  10-Q). ...........................................................
  10.17      --   Subordination Agreement dated as of March 9, 1994 by and among
                  GECC, the Company, Poly-Tech, Far East, Plasticos, Rhino-X, Korea,
                  American Western and AWCT (incorporated by reference to Exhibit
                  10.19 to the March 1994 10-Q). ...................................
  10.18      --   Equipment Lease Agreement dated as of April 4, 1994, as amended by the First Amendment and Amendment No. 2 dated as of August 17 and
                  October 25, respectively, by and between the Company and GECC
                  (incorporated by reference to Exhibits 10.20 to the March 1994
                  10-Q and September 1994 10-Q). ...................................
  10.19      --   Equipment Sublease Agreements dated as of April 4, 1994, as amended by amendments dated as of August 17 and October 25, 1994, by and between the Company and American Western, Poly-Tech and
                  Rhino-X (incorporated by reference to Exhibits 10.21 to the March
                  1994 10-Q and September 1994 10-Q). ..............................
  10.20      --   Bills of Sale dated April 4, 1994 by the Company, Poly-Tech,
                  American Western and Rhino-X (incorporated by reference to Exhibit
                  10.22 to the March 1994 10-Q). ...................................
  10.21      --   Subordination Agreement dated as of April 4, 1994 by and among
                  GECC, the Company, Poly-Tech, Far East, Plasticos, Rhino-X, Korea,
                  American Western and AWCT (incorporated by reference to Exhibit
                  10.23 to the March 1994 10-Q). ...................................
  10.22      --   Subsidiary Guarantees dated as of April 4, 1994 by the Poly-Tech,
                  American Western and Rhino-X in favor of GECC (incorporated by reference to Exhibit 10.24 to the March 1994 10-Q). ..............
  10.23      --   Receivables Funding and Servicing Agreement dated as of April 14,
                  1994, as amended by Amendment No. 1 dated as of October 25, 1994, by and among Carlisle Plastics Funding Corporation ("CPFC"), as
                  Borrower, Redwood Receivables Corporation ("Redwood"), as Lender,
                  the Company, as Servicer, and GECC, as Operating Agent and
                  Collateral Agent (incorporated by reference to Exhibits 10.25 to the March 1994 10-Q and September 1994 10-Q). ....................
  10.24      --   Note dated October 25, 1994 in the amount of $45,000,000 issued by
                  CPFC to Redwood pursuant to the Receivables Funding and Servicing
                  Agreement referenced in Exhibit 10.23 (incorporated by reference to Exhibit 10.26 to the September 1994 10-Q). ....................
  10.25      --   Receivables Sale Agreement dated as of April 14, 1994, as amended by Amendment No. 1 dated as of October 25, 1994, by and between the Company and CPFC (incorporated by reference to Exhibits 10.27 to the March 1994 10-Q and September 1994 10-Q). .................
  10.26      --   Note dated October 25, 1994 in the amount of $45,000,000 issued by the Company to CPFC pursuant to the Receivables Sale Agreement referenced in Exhibit 10.25 (incorporated by reference to Exhibit
                  10.28 to the September 1994 10-Q). ...............................

  EXHIBIT
    NO.                                      DESCRIPTION
  --------                                   -----------
  10.27      --   Employment Agreement dated September 12, 1994 by and between the
                  Company and Clifford A. Deupree (incorporated by reference to
                  Exhibit 10.27 to the 1994 S-4). ..................................
  11         --   Statement re: Computation of Per Share Earnings. .................
  18         --   Letter re: Change in Accounting Principles (incorporated by reference to Exhibit 18 of the 1989 S-1). ........................
  21         --   Subsidiaries of the Company. .....................................
  23         --   Consent of Deloitte & Touche LLP..................................
  27         --   Financial Data Schedule...........................................