Form 10-Q
period 1995-03-31
CARLISLE PLASTICS INC
filed 1995-05-05
CIK 846902

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------
                                    FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended    MARCH 31, 1995
                                   --------------------------

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to
                                   ----------   ----------

                  *********************************************

                         Commission file number 1-10756
                                                -------

                             CARLISLE PLASTICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

          DELAWARE                                      04-2891825
- -------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  *********************************************

  1314 NORTH THIRD STREET, PHOENIX, AZ                                  85004
- ----------------------------------------                             -----------
(Address of principal executive offices)                              (Zip Code)

                                 (602) 407-2100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO
                                      --   --

AT APRIL 30, 1995, 8,193,733 AND 9,510,552 SHARES OF CARLISLE PLASTICS, INC. CLASS A COMMON STOCK AND CLASS B COMMON STOCK, RESPECTIVELY, WERE OUTSTANDING.

                             CARLISLE PLASTICS, INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1995

                                      INDEX

PART I - FINANCIAL INFORMATION:

                                                                                PAGE
                                                                                ----
         Item 1.  Financial Statements .......................................   3

         Item 2.  Management's Discussion and Analysis of

                         Financial Condition and Results of Operations .......   8

PART II - OTHER INFORMATION:

         Item 1.  Legal Proceedings ..........................................   10

         Item 2.  Changes in Securities ......................................   10

         Item 3.  Defaults Upon Senior Securities ............................   10

         Item 4.  Submission of Matters to a Vote of Security Holders ........   10

         Item 5.  Other Information ..........................................   10

         Item 6.  Exhibits and Reports on Form 8-K ...........................   10

SIGNATURES ...................................................................   11

INDEX TO EXHIBITS ............................................................   12

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share                                (Unaudited)
 and per share amounts)                                     MARCH 31,      DECEMBER 31,
                                                              1995           1994
                                                            --------       ---------
ASSETS
Current assets:
   Cash and equivalents                                     $  3,369       $   4,488
   Receivables--net of allowances of $4,574 as of
     March 31, 1995 and $4,055 as of
     December 31, 1994                                        58,543          55,789
   Inventories                                                65,497          56,538
   Other current assets                                        7,772           7,608
                                                            --------       ---------
         Total current assets                                135,181         124,423
Property, plant and equipment--net of accumulated
   depreciation of $88,774 as of March 31, 1995
   and $84,606 as of December 31, 1994                       136,759         139,327
Goodwill--net                                                 65,584          66,117
Other assets--net                                             10,701          11,125
                                                            --------       ---------
TOTAL ASSETS                                                $348,225       $ 340,992
                                                            ========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                        $  9,805       $   9,563
   Accounts payable                                           42,593          37,999
   Accrued interest                                            3,637             960
   Other accrued liabilities                                   8,462          10,674
                                                            --------       ---------
         Total current liabilities                            64,497          59,196
                                                            --------       ---------
Long-term debt--net of current portion                       199,591         198,277
Deferred income taxes                                         11,341          11,206
Other non-current liabilities                                  1,943           2,053
Commitments and contingencies
Stockholders' equity:
   Preferred stock--$.01 par value;  10,000,000 shares
      authorized, no shares issued or outstanding
   Class A common stock--$.01 par value; 50,000,000
      shares authorized; 8,193,733 issued and outstanding         82              82
   Class B common stock--$.01 par value; 20,000,000
      shares authorized; 9,510,552 issued and outstanding         95              95
   Additional paid-in capital                                 68,359          68,359
   Retained earnings                                           2,317           1,724
                                                            --------       ---------
         Total stockholders' equity                           70,853          70,260
                                                            --------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $348,225       $ 340,992
                                                            ========       =========


 See notes to unaudited condensed consolidated financial statements and independent accountants' report.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (Unaudited)
(In thousands, except per share amounts)             THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                         1995            1994
                                                         ----            ----
Net sales                                             $  103,160      $  86,092
Cost of goods sold                                        79,786         64,639
                                                      ----------      ---------
Gross profit                                              23,374         21,453

Operating expenses                                        15,700         15,236
Goodwill and other amortization                              777            744
                                                      ----------      ---------
Operating income                                           6,897          5,473
Interest expense                                           5,807          5,547
Interest and other income                                    (12)          (101)
                                                      ----------      ---------
Income before provision for
    income taxes and extraordinary item                    1,102             27
Provision for income taxes                                   469             11
                                                      ----------      ---------
Income before extraordinary item                             633             16
Extraordinary item (net of income tax
    benefit of $1,574)                                        --         (2,462)
                                                      ----------      ---------
Net income (loss)                                     $      633      $  (2,446)
                                                      ==========      =========

Earnings per common share:
Before extraordinary item                             $      .04      $      --
Extraordinary item                                            --           (.14)
                                                      ----------      ---------
Net income (loss)                                     $      .04      $    (.14)
                                                      ==========      =========

Weighted average number of common
and common equivalent shares                              17,721         17,654
                                                      ==========      =========


See notes to unaudited condensed consolidated financial statements and independent accountants' report.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (Unaudited)
(In thousands)                                               THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                  1995        1994
                                                                  ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $   633    $ (2,446)
Adjustments to reconcile net income (loss) to
   net cash flows from operating activities:
  Depreciation and amortization                                   6,128       5,212
  Deferred income taxes                                             146        (426)
  Bad debt expense                                                  684         (73)
  Write-off of deferred financing costs                              --       1,331
  Other                                                             (40)         14
  Changes in assets and liabilities:
      Receivables                                                (3,538)     (4,525)
      Inventories                                                (8,959)      2,446
      Other current assets                                           (8)     (1,370)
      Accounts payable                                            4,594      (1,557)
      Other accrued liabilities                                     465       4,474
      Other assets                                                 (433)       (428)
                                                                -------    --------
Net cash (used in) provided by operating activities                (328)      2,652
                                                                -------    --------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of property, plant and equipment--net                (2,198)     (6,794)
Purchase of minority interest of subsidiary                          --      (3,221)
                                                                -------    --------
Net cash used for investing activities                           (2,198)    (10,015)
                                                                -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt                                     (2,244)    (10,239)
Issuance of long-term debt                                           --      32,068
Borrowings under long-term accounts receivable securitization       455          --
Borrowings under long-term line of credit                         3,317          --
Deferred financing costs                                           (121)       (509)
Exercise of stock options                                            --         406
                                                                -------    --------
Net cash provided by financing activities                         1,407      21,726
                                                                -------    --------

CASH AND EQUIVALENTS:
Net increase (decrease)                                          (1,119)     14,363
BEGINNING OF PERIOD                                               4,488      19,745
                                                                -------    --------
END OF PERIOD                                                   $ 3,369    $ 34,108
                                                                =======    ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                   $ 2,266    $    809
Income taxes paid                                               $   187    $    456


See notes to unaudited condensed consolidated financial statements and independent accountants' report.

CARLISLE PLASTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)
                (Unaudited--See Independent Accountants' Report)

A.       BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Carlisle Plastics, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements reflect the adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31,1995 and December 31, 1994 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994. While the interim financial statements and accompanying notes are unaudited, they have been reviewed by Deloitte & Touche LLP, the Company's independent certified public accountants.

Results of operations are not necessarily indicative of the results expected for the full year. Certain amounts in prior periods' financial statements have been reclassified to conform to the current period's presentation.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 1994.

B.       INVENTORIES

Inventories consisted of the following at March 31, 1995 and December 31, 1994:

                                                     (Unaudited)
                                                      March 31,       December 31,
                                                        1995              1994
                                                      --------          --------
         Raw materials                                $ 23,847          $ 21,823
         Finished Goods                                 41,650            34,715
                                                      --------          --------
         Total                                        $ 65,497          $ 56,538
                                                      ========          ========

C.       RELATED PARTY TRANSACTIONS

Management fees incurred with respect to services rendered by affiliates of a major stockholder were $188 and $375 for the three months ended March 31, 1995 and 1994, respectively.

D.       MERGER OF POLY-TECH, INC.

On March 31, 1995, Poly-Tech, Inc., a wholly owned subsidiary, was merged into Carlisle Plastics, Inc.

INDEPENDENT ACCOUNTANTS' REPORT

Carlisle Plastics, Inc.
Phoenix, Arizona

We have reviewed the accompanying condensed consolidated balance sheet of Carlisle Plastics, Inc. and subsidiaries (the Company) as of March 31, 1995 and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Carlisle Plastics, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 2, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31,1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Phoenix, Arizona
April 14, 1995

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      NET SALES

The Company's net sales for the three months ended March 31, 1995 increased 19.8% to $103.2 million from $86.1 million for the three months ended March 31, 1994. The increase in net sales is primarily attributable to sales price increases.

      GROSS PROFIT

Gross profit for the three months ended March 31, 1995 was $23.4 million and 22.7% of sales, compared to $21.5 million and 24.9% of sales for the comparable period in 1994. The decrease in the Company's gross profit as a percentage of sales is attributable to several factors including continued increases in the cost of resin materials, new product introductions, and other product mix changes.

      OPERATING EXPENSES

Operating expenses, exclusive of goodwill and other amortization, for the three months ended March 31, 1995 were $15.7 million compared to $15.2 million for the comparable 1994 period. The increase is primarily attributable to higher selling and marketing expenses partially offset by reductions in freight costs.

      INTEREST EXPENSE

Interest expense, including amortization of deferred financing and interest rate contract settlement costs, increased $.3 million or 4.7% to $5.8 million for the three months ended March 31, 1995 from $5.5 million for the same period in 1994. The increase in interest expense is attributable to an increase in the Company's average outstanding debt and amortization related to the interest rate contract settlement, partially offset by the reduction in interest due to the replacement of $68.5 million 13.75% Senior Notes with lower variable rate debt in April 1994.

      INCOME TAXES

The Company recorded a tax provision of $.5 million reflecting an effective tax rate of 42.6% for the three months ended March 31, 1995.

      NET INCOME (LOSS)

Net income for the three months ended March 31, 1995 increased to $633,000 from a loss of ($2.5) million for the three months ended March 31, 1994. The first quarter of 1994 included a $2.5 million extraordinary charge related to the early extinguishment of debt.

      LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital as of March 31, 1995 was $70.7 million, an increase of $5.5 million from the working capital at December 31, 1994. This is primarily attributable to increases in inventory and accounts receivable as a result of increases in raw material costs and selling prices, respectively.

For the three months ended March 31, 1995, net cash used by operations was $328,000 compared to net cash provided by operations of $2.7 million for the comparable period in 1994, reflecting increased cash requirements for working capital.

Net cash used for investing activities decreased approximately $7.8 million to $2.2 million for the three months ended March 31, 1995 from $10.0 million for the comparable 1994 period. The 1994 period includes the purchase of the remaining outstanding minority interest of Rhino-X and the expansion of plant capacity for the Company's high density product lines. The Company anticipates that capital expenditures for fiscal year 1995 will be less than the annual charge for depreciation.

Net cash provided from financing activities was $1.4 million compared to $21.7 million for the three months ended March 31, 1995 and 1994, respectively. The 1994 period reflects the effect of building cash for the early retirement of the 13.75% Senior Notes which occurred in April 1994.

Available and outstanding borrowings under the Company's accounts receivable securitization program at March 31, 1995 were $41.8 million and $38.6 million, respectively. At March 31, 1995 available and outstanding borrowings under the Company's revolving inventory credit facility were $25.0 million and $3.3 million, respectively.

Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities will be sufficient to cover future operating requirements.

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

               The Index to Exhibits as set forth on page 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CARLISLE PLASTICS, INC.

Date     May 5, 1995                   /S/ PATRICK J. O'LEARY
         -----------                   ------------------------------
                                       Patrick J. O'Leary
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer) and
                                       Director

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                      QUARTERLY PERIOD ENDED MARCH 31, 1995
                                INDEX TO EXHIBITS

 2.1 Articles of Merger of Poly-Tech, Inc. ("Poly-Tech") into Carlisle Plastics, Inc. (the "Company") as of March 31, 1995.

27    Financial Data Schedule