Form 10-Q
period 1995-06-30
CARLISLE PLASTICS INC
filed 1995-08-15
CIK 846902

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549
                             _______________
                                FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended    June 30, 1995
                                     -------------------
                            OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                to
                                     --------------    -----------
                  **********************************************

                  Commission file number   1-10756
                                         ------------
                        CARLISLE PLASTICS, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its Charter)

           DELAWARE                              04-2891825
-------------------------------       ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

                  *********************************************

1314 NORTH THIRD STREET, PHOENIX, AZ             85004-1751
----------------------------------------        ------------
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

AT JUNE 30, 1995, 8,203,733 AND 9,500,552 SHARES OF CARLISLE PLASTICS, INC. CLASS A COMMON STOCK AND CLASS B COMMON STOCK, RESPECTIVELY, WERE OUTSTANDING.

                        CARLISLE PLASTICS, INC.
                               FORM 10-Q
                      QUARTER ENDED JUNE 30, 1995


                                 INDEX


PART I - FINANCIAL INFORMATION:

                                                                      PAGE

     Item 1.  Financial Statements..................................    3

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.........    8

PART II - OTHER INFORMATION:

     Item 1.  Legal Proceedings.....................................    10

     Item 2.  Changes in Securities.................................    10

     Item 3.  Defaults Upon Senior Securities.......................    10

     Item 4.  Submission of Matters to a Vote of Security Holders....   10

     Item 5.  Other Information......................................   10

     Item 6.  Exhibits and Reports on Form 8-K.......................   10


SIGNATURES...........................................................   11

INDEX TO EXHIBITS....................................................   12

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     CARLISLE  PLASTICS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share                           (Unaudited)
 and per share amounts)                                 JUNE 30,    DECEMBER 31,
                                                         1995          1994
                                                     -----------    -----------
ASSETS
Current assets:
  Cash and equivalents                                $   1,979       $   4,488
  Receivables--net of allowances of $3,297
    as of June 30, 1995 and $4,055 as of
    December 31, 1994                                    61,690          55,789
  Inventories                                            59,866          56,538
  Other current assets                                    7,561           7,608
                                                      ---------       ---------
     Total current assets                               131,096         124,423
                                                      ---------       ---------
Property, plant and equipment--net of
  accumulated depreciation of $95,117 as of
  June 30, 1995 and $84,606 as of December
  31, 1994                                              137,182         139,327
Goodwill--net                                            65,051          66,117
Other assets--net                                         9,624          11,125
                                                      ---------       ---------
TOTAL ASSETS                                          $ 342,953       $ 340,992
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                   $   9,979       $   9,563
  Accounts payable                                       44,786          37,999
  Accrued interest                                          877             960
  Other accrued liabilities                               7,206          10,674
                                                      ---------       ---------
     Total current liabilities                           62,848          59,196
                                                      ---------       ---------
Long-term debt--net of current portion                  194,674         198,277
Deferred income taxes                                    11,392          11,206
Other non-current liabilities                             1,825           2,053
Commitments and contingencies
Stockholders' equity:
  Preferred stock--$.01 par value;  10,000,000 shares
    authorized, no shares issued or outstanding
  Class A common stock--$.01 par value; 50,000,000
    shares authorized; 8,203,733 and 8,193,733
    issued and outstanding as of June 30, 1995
    and December 31, 1994, respectively                      82              82
  Class B common stock--$.01 par value; 20,000,000
    shares authorized; 9,500,552 and 9,510,552
    issued and outstanding as of June 30, 1995
    and December 31, 1994, respectively                      95              95
  Additional paid-in capital                             68,359          68,359
  Retained earnings                                       3,678           1,724
                                                      ---------       ---------
     Total stockholders' equity                          72,214          70,260
                                                      ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 342,953       $ 340,992
                                                      =========       =========

See notes to unaudited condensed consolidated financial statements and independent accountants' report.

                     CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (Unaudited)
                                                 PERIODS ENDED JUNE 30,
                                             THREE MONTHS         SIX MONTHS
(In thousands, except per share amounts)   1995     1994       1995      1994
                                        --------- --------  --------- ---------
Net sales                               $ 112,620 $ 95,002  $ 215,780 $ 181,094
Cost of goods sold                         90,543   71,227    170,329   135,866
                                        --------- --------  --------- ---------
Gross profit                               22,077   23,775     45,451    45,228

Operating expenses                         15,675   16,650     31,375    31,886
Goodwill and other amortization               788      773      1,565     1,517
                                        --------- --------  --------- ---------
Operating income                            5,614    6,352     12,511    11,825
Interest expense                            5,810    4,395     11,617     9,942
Interest and other income                    (838)     (33)      (850)     (134)
                                        --------- --------  --------- ---------
Income before provision for income
  taxes and extraordinary item                642    1,990      1,744     2,017
Income tax (benefit) provision               (721)     836       (252)      847
                                        --------- --------  --------- ---------
Income before extraordinary item            1,363    1,154      1,996     1,170
Extraordinary item (net of income tax
  benefit of $1,574)                            -        -          -    (2,462)
                                        --------- --------  --------- ---------
Net income (loss)                       $   1,363 $  1,154  $   1,996 $  (1,292)
                                        ========= ========  ========= =========

Earnings (loss) per common share:
Before extraordinary item               $     .08 $    .07  $     .11 $     .07
Extraordinary item                              -        -          -      (.14)
                                        --------- --------  --------- ---------
Net income (loss)                       $     .08 $    .07  $     .11 $    (.07)
                                        ========= ========  ========= =========

Weighted average of common
and common equivalent shares               17,724   17,711     17,722    17,683
                                        ========= ========  ========= =========

See notes to unaudited condensed consolidated financial statements and independent accountants' report.

                     CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)
                                                     SIX MONTHS ENDED JUNE 30,
(In thousands)                                           1995         1994
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $   1,996    $  (1,292)
Adjustments to reconcile net income (loss) to
  net cash flows from operating activities:
  Depreciation and amortization                          11,931       10,449
  Deferred income taxes                                     201         (556)
  Bad debt expense                                          464           83
  Write-off of deferred financing costs                       -        1,331
  Other                                                     (42)           8
  Changes in assets and liabilities:
    Receivables                                          (6,365)      (7,163)
    Inventories                                          (3,328)         131
    Other current assets                                    358       (3,321)
    Accounts payable                                      6,787        2,799
    Other accrued liabilities                            (3,551)      (4,972)
    Other assets                                           (533)        (548)
                                                      ---------    ---------
Net cash provided by (used for) operating activities      7,918       (3,051)
                                                      ---------    ---------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of property, plant and equipment--net        (7,037)     (12,153)
Purchase of minority interest of subsidiary                   -       (3,221)
                                                      ---------    ---------
Net cash used for investing activities                   (7,037)     (15,374)
                                                      ---------    ---------

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayments of long-term debt                             (4,560)     (80,479)
Issuance of long-term debt                                    -       45,225
Borrowings under long-term accounts
  receivable securitization                               1,314       35,000
Borrowings under long-term line of credit                     -        2,000
Deferred financing costs                                   (144)      (1,390)
Exercise of stock options                                     -          456
                                                      ---------    ---------
Net cash (used for) provided by financing activities     (3,390)         812
                                                      ---------    ---------

CASH AND EQUIVALENTS:
Net decrease                                             (2,509)     (17,613)
BEGINNING OF PERIOD                                       4,488       19,745
                                                      ---------    ---------
END OF PERIOD                                         $   1,979    $   2,132
                                                      =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                         $   9,960    $  11,688
Income taxes paid                                     $     199    $     543

See notes to unaudited condensed consolidated financial statements and independent accountants' report.

                     CARLISLE PLASTICS, INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               (Dollar amounts in thousands, except per share amounts)
                   (Unaudited--See Independent Accountants' Report)

A.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Carlisle Plastics, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect the adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 1995 and December 31, 1994 and the results of operations for the three months and six months ended June 30, 1995 and 1994 and cash flows for the six months ended
June 30, 1995 and 1994. While the interim financial statements and accompanying notes are unaudited, they have been reviewed by Deloitte & Touche LLP, the Company's independent certified public accountants.

Results of operations are not necessarily indicative of the results expected for the full year. Certain amounts in the prior period's financial statements have been reclassified to conform to the current period's presentation.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 1994.

B.  INVENTORIES

Inventories consisted of the following at June 30, 1995 and December 31, 1994:

                                    (Unaudited)
                                      June 30,     December 31,
                                        1995           1994
                                     --------       --------
     Raw materials                   $ 21,730       $ 21,823
     Finished Goods                    38,136         34,715
                                     --------       --------
     Total                           $ 59,866       $ 56,538
                                     ========       ========

C.  RELATED PARTY TRANSACTIONS

Management fees incurred with respect to services rendered by affiliates of a major stockholder were $188 and $375 for the three and six months ended June 30, 1995, respectively and $375 and $750 for the three and six months ended June 30, 1994, respectively.

INDEPENDENT ACCOUNTANTS' REPORT


Carlisle Plastics, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Carlisle Plastics, Inc. and subsidiaries (the Company) as of June 30, 1995 and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1995 and 1994 and cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Carlisle Plastics, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 2, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP
Phoenix, Arizona
July 19, 1995

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES

The Company's net sales for the three months ended June 30, 1995 increased 18.5% to $112.6 million from $95.0 million for the three months ended June 30, 1994. Net sales for the six months ended June 30, 1995 increased 19.2% to $215.8 million from $181.1 million for the six months ended June 30, 1994. The increase in net sales for both periods is primarily attributable to increased unit selling prices.

GROSS PROFIT

Gross profit for the three months ended June 30, 1995 decreased to $22.1 million from $23.8 million for the three months ended June 30, 1994. Gross profit for the six months ended June 30, 1995 increased to $45.5 million from $45.2 million for the six months ended June 30, 1994. Gross profit as a percent of sales decreased to 19.6% from 25.0% for the three month period and decreased to 21.1% from 25.0% for the six month period. The decrease in gross profit as a percentage of sales for both periods is primarily attributable to increases in the cost of resin materials and product mix changes.

OPERATING EXPENSES

Operating expenses, exclusive of goodwill and other amortization, decreased 6% to $15.7 million from $16.7 million for the three months ended June 30, 1995 and 1994, respectively. The decrease in operating expenses for the three month period is attributable to decreases in freight, advertising and promotions, and management fees partially offset by increased selling costs.

For the six month period ended June 30, 1995 operating expenses, exclusive of goodwill and other amortization, decreased 2% to $31.4 million from $31.9 million for the comparable 1994 period.

INTEREST EXPENSE

Interest expense increased 32.2% to $5.8 million for the three months ended June 30, 1995 and 16.9% to $11.6 million for the six months ended June 30, 1995 from $4.4 million and $9.9 million for the comparable three and six month periods in 1994, respectively. The increase in interest expense is primarily attributable to an increase in the Company's average outstanding debt and amortization related to an interest rate contract settlement. Cash paid for interest decreased 15% from $11.7 million for the six months ended June 30, 1994 to $10.0 million for the six months ended June 30, 1995.

INTEREST AND OTHER INCOME

Interest and other income for the three and six months ended June 30, 1995 were $.8 million and $.9 million, respectively, and include a $.8 million gain from the sale of the Company's option to purchase a building.

INCOME TAXES

The Company recorded a net tax benefit of $.7 million and $.3 million for the three and six months ended June 30, 1995, respectively. The net tax benefit is comprised of a $1.0 million benefit recorded due to the favorable settlement of certain tax audits for 1991 and prior, partially offset by tax provisions of $.2 million and $.7 million for the three and six months ended June 30, 1995, respectively, reflecting effective tax rates (exclusive of the $1.0 million tax benefit) of 35.7% and 40.0% for the three and six month periods, respectively. The provision for income taxes (exclusive of the $1.0 million tax benefit) is based upon the estimated annual effective tax rate.

NET INCOME (LOSS)

Net income for the three months ended June 30, 1995 increased 18.1% to $1.4 million from $1.2 million for the three months ended June 30, 1994. Net income for the six months ended June 30, 1995 increased to $2.0 million from a net loss of $1.3 million for the six months ended June 30, 1994. The net loss for the 1994 six month period included a $2.5 million extraordinary charge due to the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital as of June 30, 1995 increased $3.0 million to $68.2 million from $65.2 million as of December 31, 1994. The increase in working capital is primarily the net effect of increases in inventories, accounts receivable and accounts payable as a result of increases in raw material costs and selling prices.

For the six months ended June, 30 1995, net cash provided by operating activities was $7.9 million compared to net cash used for operating activities of $3.1 million for the comparable period in 1994. The increase in cash provided by operations is attributable to increases in net income, non-cash charges and accounts payable partially offset by an increase in inventories.

Net cash used for investing activities decreased $8.3 million to $7.0 million for the six months ended June 30, 1995 from $15.4 million for the comparable 1994 period. The 1994 period includes the purchase of the remaining outstanding minority interest of Rhino-X and the expansion of plant capacity for the Company's high density product lines. The Company anticipates that capital expenditures for fiscal year 1995 will be less than the annual charge for depreciation.

Net cash used for financing activities was $3.4 million compared to net cash provided by financing activities of $.8 for the six months ended June 30, 1995 and 1994, respectively. The 1995 use of cash primarily represents the aggregate monthly principal reduction under the Company's equipment sale and leaseback note payable. In 1994 the $10.0 million 1994 Notes and $68.5 million 13.75% Notes were retired and replaced with a sale and leaseback note payable, accounts receivable securitization agreement, and a revolving credit facility.

Available and outstanding borrowing under the Company's accounts receivable securitization funding agreement at June 30, 1995 were $42.1 million and $39.5 million, respectively. At June 30, 1995 the Company's revolving inventory credit facility had available borrowing of $25.0 million and no outstanding borrowings. In addition, the Company executed and has available operating lease facilities of $6.0 million and $1.5 million. Any unused portion of the operating lease facility expires in May 1996.

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

        None.

Item 3. Defaults Upon Senior Securities:

        None.

Item 4. Submission of Matters to a Vote of Security Holders:

        The Company held its annual meeting of shareholders on April 18, 1995. The shareholders took the following actions: (i) The shareholders elected eight directors to serve for a term ending in 1996 and until their successors are duly elected and qualified. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

                                            Votes          Votes
                                             For         Withheld
                                         -----------     --------
           Patrick J. O'Leary            153,340,540      84,313
           David E. Wilbur, Jr.          153,340,389      83,354
           Samuel H. Smith, Jr.          153,340,290      83,953
           Clifford A. Deupree           153,339,930      83,703
           Yehochai Schneider            153,339,251      84,992
           Clarence M. Schwerin III      153,338,151      86,092
           William H. Binnie             153,331,815      92,428
           Grant M. Wilson               153,280,990     143,253

        (iii) The shareholders approved the selection of Deloitte & Touche LLP as the Company's independent public accountants for 1995. 153,367,123 votes were cast for the resolution; 36,509 votes were cast against the resolution; shares representing 20,611 votes abstained; and there were no broker non-votes.

Item 5. Other Information:

        None.

Item 6. Exhibits and Reports on Form 8-K:

        The Index to Exhibits as set forth on page 12.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            CARLISLE PLASTICS, INC.




Date  August 14, 1995                       /s/ Patrick J. O'Leary
      ----------------                      --------------------------
                                            Patrick J. O'Leary
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer) and
                                            Director

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                      QUARTERLY PERIOD ENDED JUNE 30, 1995
                               INDEX TO EXHIBITS

10.12 Fourth Amendment to Credit Agreement dated June 14, 1995 by and among the borrowers under the Credit Agreement referenced in Exhibit 10.12 of the 1994 Annual Report on Form 10-K and General Electric Capital Corporation ("GECC"), as Agent and Lender.

10.18 Amendment No.3 to Equipment Lease Agreement dated as of June 14, 1995 by and between the Company and GECC.

10.23 Amendment No. 2 to the Receivables Funding and Servicing Agreement dated June 14, 1995 by and among Carlisle Plastics Funding Corporation ("CPFC"), as Borrower, Redwood Receivables Corporation ("Redwood"), as Lender, the Company, as Servicer, and GECC, as Operating Agent and Collateral Agent.

10.28 Employment Agreement dated as of September 12, 1994 by and between the Company and Patrick J. O'Leary.

10.29(a) Equipment Lease Agreement dated May 19, 1995 by and between the Company and PHOENIXCOR, Inc. in the amount of $6,000,000.

10.29(b) Equipment Lease Agreement dated May 19, 1995 by and between the Company and PHOENIXCOR, Inc. in the amount of $1,500,000.

27        Financial Data Schedule