Form 10-Q
period 1995-09-30
CARLISLE PLASTICS INC
filed 1995-11-15
CIK 846902

                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549
                            _______________
                               FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended      SEPTEMBER 30, 1995

                                  OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from            to



          ***************************************************


                    Commission file number  1-10756


                        CARLISLE PLASTICS, INC.
        (Exact name of registrant as specified in its Charter)


           DELAWARE                                   04-2891825
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


          ***************************************************


1314 NORTH THIRD STREET, PHOENIX, AZ                  85004-1751
(Address of principal executive offices)              (Zip Code)


                              (602) 407-2100
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  YES   X    NO____

AT SEPEMBER 30, 1995, 8,203,973 AND 9,500,312 SHARES OF CARLISLE PLASTICS, INC. CLASS A COMMON STOCK AND CLASS B STOCK, RESPECTIVELY, WERE OUTSTANDING.

                        CARLISLE PLASTICS, INC.
                               FORM 10-Q
                   QUARTER ENDED SEPTEMBER 30, 1995


                                 INDEX



                                                                     PAGE
PART I - FINANCIAL INFORMATION:

     Item 1.  Financial Statements                                     3

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations           8


PART II - OTHER INFORMATION:

     Item 1.  Legal Proceedings                                       10

     Item 2.  Changes in Securities                                   10

     Item 3.  Defaults Upon Senior Securities                         10

     Item 4.  Submission of Matters to a Vote of Security Holders     10

     Item 5.  Other Information                                       10

     Item 6.  Exhibits and Reports on Form 8-K                        10


SIGNATURES                                                            11


INDEX TO EXHIBITS                                                     12

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

               CARLISLE  PLASTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share                       (Unaudited)
 and per share amounts)                          September 30,   December 31,
                                                     1995           1994
                                                  ---------       ---------
ASSETS
Current assets:
  Cash and equivalents                            $   3,828       $   4,488
  Receivables--principally trade--net
    of allowances of $3,587 as of September 30,
    1995 and $4,055 as of December 31, 1994          63,349          55,789
  Inventories                                        54,685          56,538
  Other current assets                                7,158           7,608
                                                  ---------       ---------
    Total current assets                            129,020         124,423
Property, plant and equipment--net of
  accumulated depreciation of $97,960 as of
  September 30, 1995 and $84,606 as of
  December 31, 1994                                 138,263         139,327

Goodwill--net                                        64,521          66,117
Other assets--net                                     8,116          11,125
                                                  ---------       ---------
TOTAL ASSETS                                      $ 339,920       $ 340,992
                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt               $   9,976       $   9,563
  Accounts payable                                   45,686          37,999
  Accrued interest                                    3,568             960
  Other accrued liabilities                           6,808          10,674
                                                  ---------       ---------
     Total current liabilities                       66,038          59,196
                                                  ---------       ---------
Long-term debt--net of current portion              189,854         198,277
Deferred income taxes                                11,191          11,206
Other non-current liabilities                         1,706           2,053
Commitments and contingencies
Stockholders' equity:
  Preferred stock--$.01 par value; 10,000,000
    shares authorized, no shares issued
    or outstanding
  Class A common stock--$.01 par value; 50,000,000
    shares authorized; 8,203,973 and 8,193,733
    issued and outstanding as of September 30, 1995
    and December 31, 1994, respectively                  82              82
  Class B common stock--$.01 par value; 20,000,000
    shares authorized; 9,500,312 and 9,510,552
    issued and outstanding as of September 30,
    1995 and December 31, 1994, respectively             95              95
  Additional paid-in capital                         68,359          68,359
  Retained earnings                                   2,595           1,724
                                                  ---------       ---------
        Total stockholders' equity                   71,131          70,260
                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 339,920       $ 340,992
                                                  =========       =========

See notes to unaudited condensed consolidated financial statements and independent accountants' report.

               CARLISLE  PLASTICS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



(In thousands, except                            (Unaudited)
 per share amounts)                      PERIODS ENDED SEPTEMBER 30,
                                     THREE MONTHS           NINE MONTHS
                                   1995       1994        1995       1994
                                ---------  ---------   ---------  ---------
Net sales                       $ 112,417  $ 104,258   $ 328,197  $ 285,352
Cost of goods sold                 91,831     79,773     262,160    215,639
                                ---------  ---------   ---------  ---------
Gross profit                       20,586     24,485      66,037     69,713

Operating expenses                 15,798     18,763      47,173     50,649
Goodwill and other
amortization                          790        778       2,355      2,295
                                ---------  ---------   ---------  ---------
Operating income                    3,998      4,944      16,509     16,769
Interest expense                    5,827      4,747      17,444     14,689
Interest and other income              (9)       (15)       (859)      (149)
                                ---------  ---------   ---------  ---------
Income (loss) before provision
  for income taxes and
  extraordinary item               (1,820)       212         (76)     2,229
Income tax (benefit) provision       (741)        90        (993)       937
                                ---------  ---------   ---------  ---------
Income (loss) before
  extraordinary item               (1,079)       122         917      1,292
Extraordinary item (net of
  income tax benefit of $1,574)        --         --          --     (2,462)
                                ---------  ---------   ---------  ---------
Net income (loss)               $  (1,079) $     122   $     917  $  (1,170)
                                =========  =========   =========  =========

Earnings (loss) per common share:
Before extraordinary item       $    (.06) $     .01   $     .05  $     .07
Extraordinary item                     --         --          --       (.14)
                                ---------  ---------   ---------  ---------
Net income (loss)               $    (.06) $     .01   $     .05  $    (.07)
                                =========  =========   =========  =========

Weighted average of common
and common equivalent shares       17,773     17,704      17,739     17,688
                                =========  =========   =========  =========


See notes to unaudited condensed consolidated financial statements and independent accountants' report.

               CARLISLE  PLASTICS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)                                         (Unaudited)
                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                     1995        1994
                                                  ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                 $     917   $  (1,170)
Adjustments to reconcile net income (loss) to
  net cash flows from operating activities:
    Depreciation and amortization                    17,787      16,055
    Deferred income taxes                               (19)        301
    Bad debt expense                                  1,114          48
    Gain on sale of fixed assets                        (98)         --
    Write-off of deferred financing costs                --       1,331
    Other                                               (46)          5
    Changes in assets and liabilities:
      Receivables                                     (8,674)    (17,519)
      Inventories                                      1,853      (2,381)
      Other current assets                               927      (2,650)
      Accounts payable                                 7,687      12,117
      Other accrued liabilities                       (1,757)     (2,039)
      Other assets                                      (180)       (723)
                                                   ---------   ---------
Net cash provided by operating activities             19,511       3,375
                                                   ---------   ---------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of property, plant and equipment         (12,928)    (16,760)
Proceeds from sale of fixed assets                     1,032          --
Purchase of minority interest of subsidiary               --      (3,221)
                                                   ---------   ---------
Net cash used for investing activities               (11,896)    (19,981)
                                                   ---------   ---------

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayments of long-term debt                          (7,913)    (82,486)
Issuance of long-term debt                                --      45,225
Net (repayments) borrowings under long-term
  accounts receivable securitization                    (186)     35,000
Net borrowings under long-term line of credit             --       2,881
Deferred financing costs                                (176)     (1,639)
Exercise of stock options                                 --         456
                                                   ---------   ---------
Net cash used for financing activities                (8,275)       (563)
                                                   ---------   ---------
CASH AND EQUIVALENTS:
Net decrease                                            (660)    (17,169)
BEGINNING OF PERIOD                                    4,488      19,745
                                                   ---------   ---------
END OF PERIOD                                      $   3,828   $   2,576
                                                   =========   =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                      $ 12,142    $  13,659
Income taxes paid                                  $    982    $     543


See notes to unaudited condensed consolidated financial statements and independent accountants' report.

               CARLISLE PLASTICS, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        (Dollar amounts in thousands, except per share amounts)
            (Unaudited--See Independent Accountants' Report)


A.   BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Carlisle Plastics, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect the adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 1995 and December 31, 1994 and the results of operations for the three months and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994. While the interim financial statements and accompanying notes are unaudited, they have been reviewed by Deloitte & Touche LLP, the Company's independent certified public accountants.

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

B.   INVENTORIES

Inventories consisted of the following at September 30, 1995 and December 31, 1994:

                                          (Unaudited)
                                  September 30,  December 31,
                                     1995           1994
                                   --------       --------
               Raw materials       $ 19,289       $ 21,823
               Finished Goods        35,396         34,715
                                   --------       --------
               Total               $ 54,685       $ 56,538
                                   ========       ========

C.   RELATED PARTY TRANSACTIONS

Management fees incurred with respect to services rendered by affiliates of a major stockholder were $188 and $563 for the three and nine months ended September 30, 1995, respectively, and $313 and $1,063 for the three and nine months ended September 30, 1994, respectively.

INDEPENDENT ACCOUNTANTS' REPORT


Carlisle Plastics, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Carlisle Plastics, Inc. and subsidiaries (the Company) as of September 30, 1995 and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1995 and 1994 and cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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





DELOITTE & TOUCHE LLP
Phoenix, Arizona
November 7, 1995

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET SALES

The Company's net sales for the three months ended September 30, 1995 increased 7.8% to $112.4 million from $104.3 million for the three months ended September 30, 1994. Net sales for the nine months ended September 30, 1995 increased 15.0% to $328.2 million from $285.4 million for the nine months ended September 30, 1994. The increase in net sales for both periods is primarily attributable to increased unit selling prices.

GROSS PROFIT

Gross profit for the three months ended September 30, 1995 decreased to $20.6 million from $24.5 million for the three months ended September 30, 1994. Gross profit for the nine months ended September 30, 1995 decreased to $66.0 million from $69.7 million for the nine months ended September 30, 1994. Gross profit as a percent of sales decreased to 18.3% from 23.5% for the three month period and decreased to 20.1% from 24.4% for the nine month period. The decrease in gross profit as a percentage of sales for both periods is primarily attributable to increases in the cost of resin materials and product mix changes.

OPERATING EXPENSES

Operating expenses, exclusive of goodwill and other amortization, decreased 15.8% to $15.8 million from $18.8 million for the three months ended September 30, 1995 and 1994, respectively. The decrease in operating expenses for the three month period is attributable to decreases in freight, advertising and promotions, management fees and administrative costs. The decrease in advertising and promotions, and administrative costs are primarily the result of Company wide strategic cost reduction measures.

For the nine month period ended September 30, 1995 operating expenses, exclusive of goodwill and other amortization, decreased 6.9% to $47.2 million from $50.6 million for the comparable 1994 period. The decrease in operating expenses for the nine month period is attributable to decreases in freight, advertising and promotions, management fees and administrative costs, partially offset by increased selling costs. The majority of the reduction in operating expenses for the 1995 nine month period is attributable to cost savings realized during the three months ended September 30, 1995 discussed above.

INTEREST EXPENSE

Interest expense increased 22.8% to $5.8 million for the three months ended September 30, 1995 and 18.8% to $17.4 million for the nine months ended September 30, 1995 from $4.7 million and $14.7 million for the comparable three and nine month periods in 1994, respectively. The increase in interest expense is primarily attributable to an increase in the Company's average outstanding debt and amortization related to an interest rate contract settlement. Cash paid for interest decreased 11% from $13.7 million for the nine months ended September 30, 1994 to $12.1 million for the nine months ended September 30, 1995.

INTEREST AND OTHER INCOME

Interest and other income for the nine months ended September 30, 1995 was $.9 million and includes a $.8 million gain from the sale of the Company's option to purchase a building.

INCOME TAXES

The Company recorded a net tax benefit of $.7 million and $1.0 million for the three and nine months ended September 30, 1995, respectively. The net tax benefit for the nine month period is primarily comprised of a $1.0 million benefit recorded due to the favorable settlement of certain tax audits for 1991 and prior. The effective tax rates (exclusive of the $1.0 million tax benefit) are approximately 40.7% and 56.6% for the three and nine month periods, respectively. The provision for income taxes (exclusive of the $1.0 million tax benefit) is based upon the estimated annual effective tax rate.

NET (LOSS) INCOME

Net (loss) income for the three months ended September 30, 1995 decreased to $(1.1) million from $.1 million for the three months ended September 30, 1994. Net income for the nine months ended September 30, 1995 increased to $.9 million from $(1.2) million for the nine months ended September 30, 1994. The net loss for the 1994 nine month period included a $2.5 million extraordinary charge due to the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital as of September 30, 1995 decreased $2.2 million to $63.0 million from $65.2 million as of December 31, 1994. The decrease in working capital is primarily the net effect of increases in accounts receivable and accounts payable as a result of increases in raw material costs and selling prices, increase in accrued interest attributable to the timing of semi-annual interest payments on the 10.25% Notes and the Variable Notes, and decreases in inventory and other accrued liabilities.

For the nine months ended September, 30 1995, net cash provided by operating activities was $19.5 million compared to $3.4 million for the comparable period in 1994. The increase in cash provided by operations is attributable to increases in net income, non-cash charges and accounts payable partially offset by an increase in accounts receivable.

Net cash used for investing activities decreased $8.1 million to $11.9 million for the nine months ended September 30, 1995 from $20.0 million for the comparable 1994 period. The 1995 period includes proceeds received principally from the sale of certain assets at the Company's Batavia, New York location. The 1994 period includes the purchase of the remaining outstanding minority interest of Rhino-X and the expansion of plant capacity for the Company's high density product lines. The Company anticipates that capital expenditures for fiscal year 1995 will be less than the annual charge for depreciation.

Net cash used for financing activities was $8.3 million compared to $.6 million for the nine months ended September 30, 1995 and 1994, respectively. The 1995 use of cash primarily represents the aggregate monthly principal reduction under the Company's equipment sale and leaseback note payable. In 1994, the $10.0 million 1994 Notes and $68.5 million 13.75% Notes were retired and replaced with a sale and leaseback note payable, accounts receivable securitization, and a revolving credit facility.

Available and outstanding borrowing under the Company's accounts receivable securitization funding agreement at September 30, 1995 were $42.9 million and

$38.0 million, respectively. At September 30, 1995 the Company's revolving inventory credit facility had available borrowing of $23.5 million and no outstanding borrowings. In addition, the Company has available operating lease commitments aggregating $12.5 million. Any unused portion of the operating lease commitments expire in January and May 1996 with regard to $5.0 million and $7.5 million in operating lease commitments, respectively.

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




                                        CARLISLE PLASTICS, INC.




Date  November  14, 1995                /s/PATRICK J. O'LEARY
      ---------------------             ------------------------------
                                        Patrick J. O'Leary
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer) and
                                        Director

               CARLISLE PLASTICS, INC. AND SUBSIDIARIES
               QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                           INDEX TO EXHIBITS




10.8 Management Agreement dated as of September 1, 1995 between the Company and Carlisle Plastics Management Corporation.