Form 10-Q
period 1996-03-31
CARLISLE PLASTICS INC
filed 1996-05-14
CIK 846902

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended          MARCH 31, 1996
                                                 ------------------------------

                                                                OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from              to
                                                 ------------    -----------


               ***************************************************


                         Commission file number 1-10756

                             CARLISLE PLASTICS, INC.
                             -----------------------
             (Exact name of registrant as specified in its Charter)

            DELAWARE                                    04-2891825
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


               ***************************************************


1314 NORTH THIRD STREET, PHOENIX, AZ                              85004-1751
- ----------------------------------------                       ----------------
(Address of principal executive offices)                          (Zip Code)

                                 (602) 407-2100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO
                                       ---    ---

AT MARCH 31, 1996, 8,353,973 AND 9,500,312 SHARES OF CARLISLE PLASTICS, INC. CLASS A COMMON STOCK AND CLASS B COMMON STOCK, RESPECTIVELY, WERE OUTSTANDING.

                             CARLISLE PLASTICS, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

                                      INDEX

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION:

  Item 1.  Financial Statements                                             3

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  9


PART II - OTHER INFORMATION:

  Item 1.  Legal Proceedings                                               11

  Item 2.  Changes in Securities                                           11

  Item 3.  Defaults Upon Senior Securities                                 11

  Item 4.  Submission of Matters to a Vote of Security Holders             11

  Item 5.  Other Information                                               11

  Item 6.  Exhibits and Reports on Form 8-K                                11


SIGNATURES                                                                 12

INDEX TO EXHIBITS                                                          13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands, except share and per share amounts)            March 31,    December 31,
                                                                1996          1995
                                                                ----          ----
ASSETS
Current assets:
     Cash and equivalents                                    $   1,968     $   1,842
     Receivables--net of allowances of $3,552 as of
     March 31, 1996 and $3,311 as of December 31, 1995          22,241        49,171
     Inventories                                                39,565        41,885
     Net assets held for sale                                    1,124          --
     Deferred income taxes                                       5,233         6,054
     Other current assets                                        5,954         5,782
                                                             ---------     ---------
        Total current assets                                    76,085       104,734
Property, plant and equipment--net of accumulated
        depreciation of $77,531 as of March 31, 1996
        and $85,268 as of December 31, 1995                    122,116       124,443
Goodwill--net                                                   58,961        59,517
Other assets--net                                                4,324         5,745
                                                             ---------     ---------
TOTAL ASSETS                                                 $ 261,486     $ 294,439
                                                             =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                       $  28,049     $   8,910
     Accounts payable                                           41,537        31,785
     Accrued interest                                            3,499           863
     Other accrued liabilities                                   7,482        10,259
     Restructuring accrual                                       3,661         8,086
                                                             ---------     ---------
        Total current liabilities                               84,228        59,903
                                                             ---------     ---------
Long-term debt--net of current portion                         125,017       183,784
                                                             ---------     ---------
Deferred income taxes                                            4,376         4,306
                                                             ---------     ---------
Other noncurrent liabilities                                     1,464         1,580
                                                             ---------     ---------
Commitments and contingencies
Stockholders' equity:
     Preferred stock--par value $.01; 10,000,000 shares
        authorized, no shares issued
     Class A common stock--par value $.01; 50,000,000 shares
        authorized, 8,353,973 issued and outstanding                84            84
     Class B common stock--par value $.01; 20,000,000 shares
        authorized, 9,500,312 issued and outstanding                95            95
     Additional paid-in capital                                 69,107        69,107
     Retained deficit                                          (22,885)      (24,420)
                                                             ---------     ---------
        Total stockholders' equity                              46,401        44,866
                                                             ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 261,486     $ 294,439
                                                             =========     =========

See notes to unaudited condensed consolidated financial statements and independent accountants' report.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     1996             1995
                                                   ---------        ---------
    Net sales                                      $  94,618        $ 103,160
    Cost of goods sold                                72,141           79,786
                                                   ---------        ---------
    Gross profit                                      22,477           23,374
    Operating expenses                                13,626           15,700
    Goodwill and other amortization                      648              777
                                                   ---------        ---------
    Operating income                                   8,203            6,897
    Interest expense                                   5,423            5,807
    Interest and other income                            (17)             (12)
                                                   ---------        ---------
    Income before provision for income taxes           2,797            1,102
    Provision for income taxes                         1,259              469
                                                   ---------        ---------
    Net income                                     $   1,538        $     633
                                                   =========        =========

    Net income per common share                    $     .09        $     .04
                                                   =========        =========
    Average number of common and common
     equivalent shares outstanding                    17,877           17,721
                                                   =========        =========

See notes to unaudited condensed consolidated financial statements and independent accountants' report.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
                                                           THREE MONTHS ENDED MARCH 31,
                                                              1996            1995
                                                            --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $  1,538        $    633
Adjustments to reconcile net income to
     net cash flows from operating activities:
     Depreciation and amortization                             5,252           6,128
     Deferred income taxes                                       891             146
     Bad debt expense                                            214             684
     Changes in assets and liabilities:
         Receivables                                          (2,434)         (3,538)
         Inventories                                           2,320          (8,959)
         Other current assets                                    (41)             (8)
         Accounts payable                                      9,752           4,594
         Other accrued liabilities                            (1,976)            465
         Other assets                                            209            (473)
                                                            --------        --------
Net cash provided by (used for) operating activities          15,725            (328)
                                                            --------        --------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of property, plant and equipment                  (6,464)         (2,198)
Proceeds from sale of fixed assets                             1,371            --
                                                            --------        --------
Net cash used for investing activities                        (5,093)         (2,198)
                                                            --------        --------
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayments of long-term debt                                  (4,289)         (2,244)
Net (repayments) borrowings under long-term
     working capital lines of credit                          (6,217)          3,772
Deferred financing costs                                        --              (121)
                                                            --------        --------
Net cash (used for) provided by financing activities         (10,506)          1,407
                                                            --------        --------

CASH AND EQUIVALENTS:
Net increase (decrease)                                          126          (1,119)
BEGINNING OF PERIOD                                            1,842           4,488
                                                            --------        --------
END OF PERIOD                                               $  1,968        $  3,369
                                                            ========        ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                               $  1,766        $  2,266
Income taxes paid                                           $    145        $    187
Sale of accounts receivable and reduction of
     working capital line of credit                         $ 29,150            --


See notes to unaudited condensed consolidated financial statements and independent accountants' report.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)
                (Unaudited--See Independent Accountants' Report)

A.       BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Carlisle Plastics, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect the adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 1996 and December 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. While the interim financial statements and accompanying notes are unaudited, they have been reviewed by Deloitte & Touche LLP, the Company's independent certified public accountants.

Results of operations are not necessarily indicative of the results expected for the full year. Certain amounts in prior periods' financial statements have been reclassified to conform to the current period's presentation.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 1995.

B.       INVENTORIES

Inventories consisted of the following at March 31, 1996 and December 31, 1995:

                                           March 31,            December 31,
                                             1996                   1995
                                             ----                   ----
        Raw materials                       $ 12,567              $ 12,553

        Finished Goods                        26,998                29,332
                                            --------              --------

        Total                               $ 39,565              $ 41,885
                                            ========              ========


C.       RELATED PARTY TRANSACTIONS

Management fees incurred with respect to services rendered by affiliates of a major stockholder were $188 for the three months ended March 31, 1996 and 1995.

D.       SALE OF ACCOUNTS RECEIVABLE

On March 26, 1996, the Company terminated its Receivables Funding and
Servicing agreement and entered into a Receivables Purchase and Servicing Agreement. Under the Receivables Purchase and Servicing Agreement, the Company sells its receivables into a defined pool of trade accounts receivable. A yield discount rate is charged to the Company which is based on the average commercial paper rate (5.4% at March 31, 1996) plus 1.25%. As collections reduce accounts receivable included in the pool, the Company sells new receivables up to the maximum permitted under the agreement of $45 million or 85% of eligible accounts receivable or the Company's desired funding level, whichever is less. Under the terms of the agreement the Company has retained substantially the same risk of credit loss as if the receivables had not been sold. The Company, as servicing agent for the purchaser, retains collection and administrative responsibilities. The Company sold $29.2 million of accounts receivable at March 31, 1996 and the proceeds from the sales were used to reduce borrowings under its accounts receivable working capital line of credit.

E.       RESTRUCTURING STATUS

During the first quarter of 1996, the Company continued to implement its restructuring plan and successfully exited its remaing private label customer relationships and disposed of its remaining private label inventory. In addition, the Company has completed the sale of property and equipment for two more of its container manufacturing facilities. Principal items charged against the restructuring reserve for the three months ended March 31, 1996 were losses related to the disposal of property and equipment, severance, and lease termination costs.

INDEPENDENT ACCOUNTANTS' REPORT


Carlisle Plastics, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Carlisle Plastics, Inc. and subsidiaries (the Company) as of March 31, 1996 and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Carlisle Plastics, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31,1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Phoenix, Arizona
April 18, 1996

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES

The Company's net sales for the three months ended March 31, 1996 decreased 8.3% to $94.6 million from $103.2 million for the three months ended March 31, 1995. The decrease in net sales is primarily attributable to he Company's exit from the private label grocery and containers businesses.

GROSS PROFIT

Gross profit decreased to $22.5 million from $23.4 million and increased to 23.8% as a percentage of sales from 22.7% for the three months ended March 31, 1996 and 1995, respectively. The increase in gross profit as a percentage of sales is attributable to product mix changes and a more favorable resin cost mix.

OPERATING EXPENSES

Operating expenses, exclusive of goodwill and other amortization, decreased 13.2% to $13.6 million from $15.7 million for the three months ended March 31, 1996 and 1995, respectively. The decrease in operating expenses for the three month period is primarily attributable to decreases in selling and advertising and promotions. Such decreases are primarily the result of the Company's exit from the private label grocery and containers businesses and other cost reduction measures implemented during 1995.

INTEREST EXPENSE

Interest expense decreased 6.6% to $5.4 million for the three months ended March 31, 1996 from $5.8 million for the comparable three month period in 1995. The decrease in interest expense is attributable to a decrease in the Company's average outstanding debt. Cash paid for interest decreased 22.1% from $2.3 million for the three months ended March 31, 1995 to $1.8 million for the three months ended March 31, 1996.

INCOME TAXES

The Company recorded a tax provision of $1.3 million reflecting an effective tax rate of 45% for the three months ended March 31, 1996.

NET INCOME

Net income for the three months ended March 31, 1996 increased to $1.5 million from $.6 million for the three months ended March 31, 1995.

RESTRUCTURING STATUS

During the first quarter of 1996, the Company continued to implement its restructuring plan and successfully exited its remaing private label customer relationships and disposed of its remaining private label inventory. In addition, the Company has completed the sale of property and equipment for two more of its container manufacturing facilities. Principal items charged against the restructuring reserve for the three months ended March 31, 1996 were losses related to the disposal of property and equipment, severance, and lease termination costs.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to a deficit of $8.1 million as of March 31, 1996 from $44.8 million as of December 31, 1995. The decrease in working capital is primarily the net effect of decreases in accounts receivable and increases in the current portion of long-term debt. The decrease in accounts receivable is attributable to the sale of accounts receivable in the amount of $29.2 million to reduce long-term working capital lines of credit in accordance with the Receivables Purchase and Servicing Agreement executed on March 26, 1996 (discussed below). The increase in the current portion of long-term debt is attributable to re-classification of the $19.1 million
Senior Variable Rate Notes which become  due in March 1997.

For the three months ended March 31, 1996, net cash provided by operations was $15.7 million compared to net cash used by operations of $.3 million for the comparable period in 1995. The increase in net cash provided by operations is attributable to reduced cash requirements to meet working capital needs. During the comparable period in 1995, accounts receivable and inventories increased significantly primarily as a result of increased resin raw material costs and unit selling prices.

Net cash used for investing activities increased $2.9 million to $5.1 million for the three months ended March 31, 1996 from $2.2 million for the comparable 1995 period. During the first quarter of 1996, the Company continued to invest in production equipment in order to improve manufacturing efficiency and capacity. The 1996 period also includes proceeds received from the sale of property and equipment related to the Company's container business. The Company anticipates that capital expenditures for fiscal year 1996 will approximate the annual charge for depreciation.

Net cash used for financing activities was $10.5 million compared to net cash provided by financing activities of $1.4 million for the three months ended March 31, 1996 and 1995, respectively. The 1996 use of cash primarily represents utilization of cash provided by operations to reduce outstanding debt.

On March 26, 1996, the Company terminated its Receivables Funding and
Servicing agreement and entered into a Receivables Purchase and Servicing Agreement. Under the Receivables Purchase and Servicing Agreement, the Company sells its receivables into a defined pool of trade accounts receivable. A yield discount rate is charged to the Company which is based on the average commercial paper rate (5.4% at March 31, 1996) plus 1.25%. As collections reduce accounts receivable included in the pool, the Company sells new receivables up to the maximum permitted under the agreement of $45 million or 85% of eligible accounts receivable or the Company's desired funding level, whichever is less. Under the terms of the agreement the Company has retained substantially the same risk of credit loss as if the receivables had not been sold. The Company, as servicing agent for the purchaser, retains collection and administrative responsibilities. The Company sold $29.2 million of accounts receivable at March 31, 1996 and the proceeds from the sales were used to reduce borrowings under its accounts receivable working capital line of credit.

The Company had available funding through the sale of accounts receivable under its Receivables Purchase and Servicing Agreement of $ 5.5 million at March 31, 1996. At March 31, 1996 the Company's revolving inventory credit facility had available borrowings of $17.2 million and no outstanding borrowings.

Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities will be sufficient to cover future operating requirements in 1996. In 1997 the Company has $136.0 million in principal indebtedness which becomes due. The Company has several options to refinance the debt this calendar year and expects to complete a refinancing in 1996 provided capital market rates remain attractive to the Company.

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

                             CARLISLE PLASTICS, INC.

Date     May 10, 1996                                  /s/ Patrick J. O'Leary
         ------------                                  ----------------------
                                                       Patrick J. O'Leary
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                       Accounting Officer) and
                                                       Director

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                      QUARTERLY PERIOD ENDED MARCH 31, 1996
                                INDEX TO EXHIBITS

10.7              Sixth Amendment to the Credit Agreement dated as of March 11,
                  1996 and effective as of December 31, 1995 between the Company, as borrower, A&E Products (Far East) Ltd. ("Far
                  East"), Plasticos Bajacal S.A. de C.V. ("Plasticos"), Rhino-X
                  Industries, Inc. ("Rhino-X"), A&E Korea, Ltd. "(Korea"),
                  American Western Corporation ("American Western"), as co-obligors, and General Electric Capital Corporation
                  ("GECC"), as agent and lender.

10.13             Amendment No. 7 to Equipment Lease Agreement dated as of
                  December 31, 1995 by and between the Company and GECC.

10.14(a)          Amendment No. 5 to Equipment Sublease Agreements dated as of
                  December 31, 1995 by and between the Company and American
                  Western.

10.14(b)          Amendment No. 5 to Equipment Sublease Agreements dated as of
                  December 31, 1995 by and between the Company and Rhino-X.

10.18(a) Termination of Receivables Funding and Servicing Agreement dated as of March 26, 1996 among Carlisle Plastics, Inc. (the
                  "Servicer"), Carlisle Plastics Funding Corporation (the
                  "Borrower"), Redwood Receivables Corporation (the "Lender") and General Electric Capital corporation (the "Operating
                  Agent").

10.18(b)          Receivables Purchase and Servicing Agreement dated as of March
                  26, 1996 by and among Carlisle Plastics Funding Corporation
                  (as "Seller"), Redwood Receivables Corporation (as
                  "Purchaser"), Carlisle Plastics, Inc. (as "Servicer"), and
                  General Electric Capital Corporation (as "Operating Agent and
                  Collateral Agent").

10.20             Amendment No. 2 to Receivables Sale Agreement dated as of
                  March 26, 1996 between Carlisle Plastics, Inc. (the "Parent") and Carlisle Plastics Funding Corporation (the "RFC")

27                Financial Data Schedule