Form 10-K
period 1995-12-31
CARLISLE PLASTICS INC
filed 1996-05-30
CIK 846902

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549
                                   _______________
                                       FORM 10-K

(Mark One)
    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

              For the fiscal year ended DECEMBER 31, 1995

    [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from _______ to _______
                              _____________________

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

Securities Registered Pursuant to Section 12(B) of The Act:

                                              Name of each exchange
          Title of each class                  on which registered
          -------------------                 ---------------------
   CLASS A COMMON STOCK, $.01 PAR VALUE      NEW YORK STOCK EXCHANGE

       Securities Registered Pursuant to Section 12(g) of The Act*:
                   Senior Variable Rate Notes Due 1997
                 10.25% Senior Notes Due 1997 Issued 1992
                      10.25% Senior Notes Due 1997
                            (Title of Class)
===============================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:    YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as a specified date within 60 days prior to the date of filing.

     AS OF JANUARY 31, 1996 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $31,106,770 BASED ON THE CLOSING MARKET VALUE OF THAT DAY.

           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes [   ]    No [   ]

     AT JANUARY 31, 1996, 8,353,973 AND 9,500,312 SHARES OF CARLISLE PLASTICS, INC. CLASS A COMMON STOCK AND CLASS B COMMON STOCK, RESPECTIVELY, WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held April 23, 1996 are incorporated by reference into
Part III of this Form 10-K, to the extent described in such Part III.

     * The classes of securities set forth under the above heading have not been registered under Section 12(g) of the Act. With respect to the securities, this Form 10K is filed pursuant to Section 15(d) of the Act, because registration statements were filed under the Securities Act of 1933 relating to such classes of securities.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

Carlisle Plastics, Inc. (the "Company") is a leading producer of consumer and industrial products made from plastics. The Company's products include trash bags, flexible packaging, garment hangers and sheeting. The Company's trash bag products include institutional lines, as well as the Company's own national consumer brands. In the fourth quarter of 1995, the Company elected to exit its private label grocery and plastic container businesses. Sales are primarily in North America.

The following table sets forth the Company's major product categories as a percentage of net sales for each of the three years ended December 31:

                                  1995     1994     1993
                                  ----     ----     ----
   Hangers                        33.0%    31.9%    26.6%
   Consumer Bags                  23.8     25.0     28.3
   Sheeting                       18.4     16.6     16.1
   Packaging/Other                14.3     14.5     14.9
   Institutional Bags             10.5     12.0     14.1
                                 -----    -----    -----
                                 100.0%   100.0%   100.0%
                                 =====    =====    =====

HISTORY

The Company was incorporated in Delaware in 1985 and adopted its present name in February, 1989. In 1989, the Company acquired 79% ownership in Poly-Tech. In 1990, the Company, through Poly Tech, purchased 100% of the outstanding capital stock of American Western Corporation ("American Western"). In March of 1995, PolyTech was merged into Carlisle Plastics, Inc.

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

In July 1991, the Company purchased a two-thirds interest in Rhino-X Industries, Inc. ("Rhino-X"). On January 1, 1994 the Company purchased the remaining one-third minority interest shares of its subsidiary Rhino-X.

PRODUCTS

The Company supplies plastic trash bags to three major markets; mass merchandise, grocery chains, and institutional. The Company provides Ruffies(R), a national brand consumer trash bag, for mass merchandise and other retail stores. For institutional customers, such as food service distributors, janitorial supply houses, restaurants, hotels and hospitals, the Company provides heavy duty trash can liners.

In the consumer trash bag market, the Company competes primarily with two advertised national brands. The Company has historically concentrated on mass merchandisers as the primary market for its branded Ruffies(R) trash bags, while the other major national brands are marketed primarily through food retailers.

Film-Gard(R), the Company's leading plastic sheeting product, is sold to consumers and professional contractors through do-it yourself outlets, home improvement centers and hardware stores. A wide range of Film-Gard(R) products are sold for various uses, including painting, renovation, construction, landscaping and agriculture. The Company's industrial packaging film is sold through distributors and manufacturers for use as shrink wrap and other packaging requirements.

Molded plastic garment hangers are sold by the Company to four markets: garment manufacturers, national retailers, regional or local retailers, and mass merchandisers. Garment manufacturers place their clothes on the Company's hangers before shipping to retail outlets. The Company creates and sells customized hanger designs to national retailers. Regional or local retailers buy standard Company hanger lines for retail clothing display. The Company also supplies mass merchandise stores with consumer plastic hangers for sale to the general public.

The Company operates in a competitive marketplace where success is dependent upon price, service and quality. The Company has positioned itself as a major supplier of innovative plastic products to large, rapidly growing national customers at the highest levels of value, service and quality.

RAW MATERIALS

The primary raw materials used by the Company in the manufacture of its products are various plastic resins, primarily polyethylene. The Company's financial performance is thus dependent to a substantial extent on the polyethylene resin market. The primary plastic resins used by the Company are produced from petrochemical intermediates derived from products of the natural gas and crude oil refining processes, respectively. Because plastic resins are commodity products, price is a significant factor in the selection of suppliers. Consequently, the Company's sources for plastic resins tend to vary from year to year. Shortages of plastic resins have been infrequent.

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

MAJOR CUSTOMERS

The Company has one customer (Wal*Mart) that accounts for approximately 10% of its consolidated net sales for the year ended December 31, 1995 and 7% of its consolidated sales for the years ended December 31, 1994 and 1993.

EMPLOYEES

As of December 31, 1995, the Company employed approximately 2,500 (550 in Mexico) full-time employees, of whom approximately 2,050 are in manufacturing and approximately 450 are in administration and sales. Approximately 675 (550 in Mexico) and 175 of the Company's total work force are represented by labor unions under contracts which are due to expire in 1996 and 1997, respectively. The Company is currently in the early stages of re-negotiating the union contracts which expire in 1996 and will renegotiate the union contract which expires in 1997 in due course. The Company has historically enjoyed satisfactory relations with both union and non-union employees.

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

ENVIRONMENTAL AND SAFETY MATTERS

The Company routinely monitors environmental compliance at its manufacturing facilities. The cost of such compliance has not been significant. The Company is currently not subject to any environmental proceedings. During 1995, the Company did not make any material capital expenditures for environmental control facilities, nor does it anticipate any in the near future.
Actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by the Company or otherwise adversely affect the demand for its products.

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

ITEM 2.  PROPERTIES

The Company utilizes approximately 598,000 square feet of leased space and approximately 1,563,000 square feet of space owned by the Company.

The principal properties of the Company are as follows:

                                                        Leased
      Location              Description of Property    (sq. ft.)      Owned
     ----------             ------------------------   ---------    ---------
Phoenix, Arizona            Corporate and
                              Divisional Office           33,000
Corona, California          Distribution Warehouse         7,000
San Francisco, California   Distribution Warehouse        11,000
Santa Ana, California       Distribution Warehouse       103,000
Portland, Maine             Manufacturing                 17,000
Jessup, Maryland            Manufacturing                 60,000
Los Pinos, Mexico           Manufacturing                 45,000
Tijuana, Mexico             Manufacturing                 37,000      100,000
Fairmont, Minnesota         Manufacturing and
                              Distribution Warehouse                   66,000
Minneapolis, Minnesota      Manufacturing, Distribution
                              Warehouse and Divisional
                              Offices                                 189,000
North Bergen, New Jersey    Distribution Warehouse       110,000
Wallington, New Jersey      Manufacturing                 10,000
Battleboro, North Carolina  Manufacturing and
                              Distribution Warehouse                  391,000
Forest City, North Carolina Manufacturing and
                              Distribution Warehouse                  180,000
Thomasville, North Carolina Manufacturing and
                              Distribution Warehouse     145,000
Ringtown, Pennsylvania      Manufacturing and
                              Distribution Warehouse                  232,000
Sioux Falls, South Dakota   Manufacturing and
                              Distribution Warehouse                  221,000
Dallas, Texas               Distribution Warehouse        20,000
Victoria, Texas             Manufacturing and
                              Distribution Warehouse                  184,000

______________

The Company also leases properties in Hong Kong and Costa Rica.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion ofma nagement, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations, or cash flows of the Company.

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

PRICE RANGE OF CLASS A COMMON STOCK:

                               1995                  1994
                        ------------------    ------------------
                          High       Low        High       Low
                        -------    -------    -------    -------
     First Quarter      $ 5-1/2    $ 4-1/8    $ 8-7/8    $ 6-5/8
     Second Quarter       5-5/8      4-1/4      7-3/4      4-1/2
     Third Quarter        5-3/8      4-1/4          5      3-7/8
     Fourth Quarter       6-3/8      4-1/8      4-7/8      3-3/4

The Company estimates that it had 8,600 beneficial owners of the Class A Common Stock at December 31, 1995. The Company's Class B Common Stock was held by 7 record holders at December 31, 1995. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to twenty votes. As of December 31, 1995, officers and directors of the Company controlled 74.2% of the combined voting power of the two classes of stock.


The indentures for the Company's senior notes generally prohibit the Company from paying dividends on its common stock (other than dividends on non-convertible capital stock or certain other securities). See Notes to Consolidated Financial Statements included herein.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share amounts)

SELECTED HISTORICAL FINANCIAL DATA OF THE COMPANY:

                                           Years Ended December 31,
                              ------------------------------------------------
                                1995     1994(a)     1993     1992     1991(a)
                              --------  --------  --------  --------  --------
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Net Sales                     $426,272  $387,664  $360,895  $359,856  $343,637
Income (Loss) Before
  Extraordinary Item and
  Cumulative Effect of
  Change in Accounting
  Principle (b)               $(26,093) $  2,999  $  5,832  $ (6,214) $  5,393
Net Income (Loss) (c)         $(26,093) $    537  $  7,184  $ (6,303) $  1,817
Pro Forma Net Income (d)                                              $  4,505
  Income (Loss) per Common
  Share:
  Income (Loss) Before
    Extraordinary Item and
    Change in Accounting
    Principle                 $  (1.47) $    .17  $    .33  $   (.35)
  Net Income (Loss)           $  (1.47) $    .03  $    .41  $   (.36)
Pro Forma Income per
Common Share (d):
  Income Before
    Extraordinary Item                                                 $   .54
  Net Income                                                           $   .30
Average Number of Common
  and Common Equivalent
  Shares Outstanding (e)        17,731    17,695    17,737    17,610    14,996
                              ========  ========  ========  ========  ========
CONSOLIDATED BALANCE SHEET
DATA (End of Period):
Total Assets                  $294,439  $340,992  $325,848  $325,170  $304,596
Long Term Debt (f)            $183,784  $198,277  $183,101  $198,994  $155,885

- ---------------
(a)In May 1991, the Company acquired the remaining 21% of Poly Tech which was not previously owned by the Company. In July 1991, the Company acquired 66.7% of the stock of Rhino-X and acquired the remaining 33.3% in January 1994. Results are included from the date of each respective purchase.

(b)In 1995, pretax income was reduced by $33.9 million for a restructuring charge and $1.0 million related to pension plan termination. In 1992, pretax income was reduced by $7.7 million for a new product introduction and $4.3 million for a restructuring charge. In 1991, pretax income was reduced by $3.4 million for a restructuring charge and the provision for income taxes includes a $3.0 million non recurring deferred tax charge to recognize tax effects of timing differences due to conversion of the Company from an "S" corporation to a "C" corporation.

(c)Net income was reduced $2,462, $234, $89 and $3,576 in 1994, 1993, 1992 and
   1991, respectively, for extraordinary items related to the early extinguishment of debt. Net income in 1993 was also increased by $1,586 for the cumulative effect of an accounting principle change relating to income taxes.

(d)Pro forma net income and income per common share include a provision for income taxes as if the entire Company had been a "C" corporation for the entire year.

(e)Share amounts in 1991 have been retroactively adjusted to reflect a 125.9-for-1 stock split which occurred in May 1991.

(f)Includes junior subordinated notes due to stockholders and affiliates in the aggregate amount of $7.0 million in 1991.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for each of the three years ended December 31:

                                          1995      1994      1993
                                          ----      ----      ----
     Net sales                           100.0%    100.0%    100.0%
     Gross profit                         19.6      25.0      27.4
     Operating expenses                   14.6      17.9      17.9
     Goodwill and other amortization        .7        .8        .8
     Pension termination expense            .2        --        --
     Restructuring                         8.0        --        --
       Total operating expenses           23.5      18.7      18.7
     Operating income (loss)              (3.9)      6.3       8.7
     Interest expense                      5.4       5.0       6.3
     Other income                          (.2)       --       (.1)
     Income (loss) before extraordinary
       item and change in accounting
       principle                          (6.1)       .8       1.6
     Net income (loss)                    (6.1)       .1       2.0


1995 COMPARED WITH 1994

Net sales increased $38.6 million, or 10.0%, to $426.3 million in 1995 compared to $387.7 million in 1994. The net increase is primarily attributable to increases in selling price.

Gross profit decreased 14.0% to $83.5 million, or 19.6% of net sales in 1995, from $97.1 million, or 25.0% of net sales in 1994. The decrease in gross profit is primarily attributable to plastic resin raw material cost increases through the third quarter of 1995.

Operating expenses decreased $7.3 million to $62.1 million, or 10.5% in 1995 from $69.4 million in 1994. The 1995 decrease as compared to 1994 is primarily attributable to decreases in freight, advertising and promotions, management fees and administrative costs. The decreases in advertising and promotions, and administrative costs are primarily the result of Company-wide strategic cost reduction measures and the consolidation of our corporate offices in Boston and our hanger divisional offices in North Carolina into Phoenix, Arizona.

Operating income (loss) decreased $41.2 million to $(16.6) million in 1995 from $24.6 million in 1994. The decrease in operating income is attributable to lower gross margins, recording of a restructuring charge of $33.9 million and realizing costs related to the termination of the Company's defined benefit pension plan of $1.0 million, partially offset by reduced operating expenses. During the fourth quarter of 1995, the Company's Board of Directors approved a plan of restructuring relating to the exit of two unprofitable business units: private label grocery and containers. Principal items included in the charge are estimated contract termination costs, severance for workforce reductions, losses on contracts and the write-off of assets including goodwill. As of December 31, 1995 the Company had disposed of two container manufacturing facilities and completed the majority of its workforce reductions. Management estimates that the cash generated from the sale of assets will cover the estimated cash requirements related to the restructuring.

Sales related to the private label grocery and containers businesses for the year ended December 31, 1995 totaled $25.6 and $30.1 million, respectively, and operating losses, before restructuring charges, totaled $1.9 and $.9 million, respectively.

Interest expense, including deferred financing and swap and corridor amortization, increased 18.6% to $23.0 million in 1995 from $19.4 million in 1994. The increase in interest expense is attributable to the amortization of swap and corridor termination costs and a higher overall average borrowings and market rate of interest for the year.

The Company recorded a tax benefit of $12.6 million in 1995 compared to a tax provision of $2.3 million in 1994 reflecting effective tax rates of 32.6% and 43.9% for the years ended 1995 and 1994, respectively. The decrease in the effective tax rate is principally due to the amortization and write-off of goodwill which is not deductible for tax purposes. Amortization related to goodwill was $2.1 million for the years ended December 31, 1995 and 1994. Goodwill written off through restructuring totaled $4.5 million in 1995.

Net income (loss) decreased to $(26.1) million in 1995 from $.5 million in 1994. The decrease in net income is related to decreased gross profit, the recording of $33.9 million in restructuring charges and $1.0 million in pension termination costs, partially offset by reduced operating expenses.
Net income for 1994 included an after-tax extraordinary charge of $2.5 million related to the early extinguishment of debt.

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

The Company recorded a tax provision of $2.3 million in 1994, reflecting an effective tax rate of 43.9%, compared to a provision of $3.5 million in 1993, reflecting an effective tax rate of 37.2%. The increase in the effective tax rate is due to the effect of goodwill amortization which is not deductible for tax purposes and a lower pre-tax income for 1994. Amortization related to goodwill was $2.1 million, or 39.5% of pretax income and $2.1 million, or 22.8% of pretax income for the years ending December 31, 1994 and 1993, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased $20.4 million to $44.8 million at December 31, 1995, compared to $65.2 million at December 31, 1994. The decrease in working capital is attributable to decreases in accounts receivable and inventories and an increase in current liabilities primarily as a result of the restructuring.

For the year ended December 31, 1995, net cash provided by operations increased $21.7 million to $24.8 million from $3.1 million for the year ended December 31, 1994. The net cash provided by operations for the year ended December 31, 1995 primarily represents non-cash charges for depreciation and amortization. For the year ended December 31, 1994, the effect of such non-cash charges was reduced by increases in inventories and accounts receivable due to the impact of rising raw material costs and selling prices during the second half of 1994.

Net cash used for investing activities decreased $9.6 million to $12.7 million for the year ended December 31, 1995. The Company continued to invest in production facilities in order to improve manufacturing efficiency. In addition, the Company received proceeds related to the sale of fixed assets of $3.1 million in 1995. The fixed assets which were disposed of during the year principally relate to assets of the private label grocery and container businesses. The Company anticipates that capital expenditures for fiscal year 1996 will be less than the annual charge for depreciation.

Net cash provided (used) in financing activities decreased $18.7 million to $(14.7) million for the year ended December 31, 1995 from $4.0 million for the year ended December 31, 1994 and primarily represents debt reduction under the Company's sale and leaseback agreement.

Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover operating requirements in 1996. In 1997 the Company has $136.0 million in principal indebtedness which becomes due. Management of the Company believes that adequate debt financing will be available to provide the cash necessary for these payments.

ACCOUNTING PRONOUNCEMENTS

During 1995 the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 123 "Accounting for Stock Based Compensation." Management of the Company does not believe implementation of SFAS No. 121 will have a significant impact on the financial statements. With regard to SFAS No. 123, the Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock based transactions.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14 beginning on page 11.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth in the Company's 1996 Proxy Statement under the caption "Election of Directors" is incorporated herein by reference. Each of the executive officers of the Company is also a director of the Company; thus, the required information regarding executive officers of the Company is included in the 1996 Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION

The information set forth in the 1996 Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference, except that information under the captions "Compensation Committee Report on Executive Compensation" and "Stock Performance" are not so incorporated.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the 1996 Proxy Statement under the caption "Security Ownership of Principal Shareholders and Management" is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the 1996 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K
     (a)  The following documents are filed as part of this report:

          1. Consolidated Financial Statements
             CARLISLE PLASTICS, INC. AND SUBSIDIARIES
             Independent Auditors' Report
             Consolidated Balance Sheets at December 31, 1995 and 1994 Consolidated Statements of Operations for the years ended
                  December 31, 1995, 1994, and 1993
             Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993
             Consolidated Statements of Cash Flows for the years ended
                  December 31, 1995, 1994 and 1993
             Notes to Consolidated Financial Statements

          2. Consolidated Financial Statement Schedules of Carlisle Plastics, Inc. required to be filed by Item 8 and Paragraph (d) of this Item 14
             Schedule II--Valuation and Qualifying Accounts
             Such schedule is included at page 30 of this report.
             All other schedules for Carlisle Plastics, Inc. and Subsidiaries have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

          3. The Exhibits are listed in the Index of Exhibits required by
                  Item 601 of Regulation S-K at Item (c) below.

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

     (c) The Index to Exhibits and required Exhibits are included following the Consolidated Financial Statement Schedules beginning at page 31 of this report.

     (d) The Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules are included following the signatures beginning at page 13 of this report.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CARLISLE PLASTICS, INC.
Dated: March 15, 1996

                              By  /s/  Clifford A. Deupree
                                  ----------------------------
                                  Clifford A. Deupree
                                  President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                     Title                        Date
- ----------------------------  ------------------------------  --------------

/s/ William H. Binnie         Chairman of the Board           March 15, 1996
- ----------------------------
William H. Binnie

/s/ Clifford A. Deupree       President, Chief Executive      March 15, 1996
- ----------------------------  Officer
Clifford A. Deupree

/s/  Patrick J. O'Leary       Chief Financial Officer,        March 15, 1996
- ----------------------------  Secretary and Director
Patrick  J.  O'Leary          (principal financial and
                              accounting officer)

/s/ Yehochai Schneider        Director                        March 15, 1996
- ----------------------------
Yehochai Schneider

/s/ Clarence M. Schwerin III  Director                        March 15, 1996
- ----------------------------
Clarence M. Schwerin III

/s/ Samuel H. Smith, Jr.      Director                        March 15, 1996
- ----------------------------
Samuel H. Smith, Jr.

/s/ David E. Wilbur, Jr.      Director                        March 15, 1996
- ----------------------------
David E. Wilbur, Jr.

/s/ Grant M. Wilson           Director                        March 15, 1996
- ----------------------------
Grant M. Wilson


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                            Page
                                                        Reference in
                                                          Report on
                                                          Form 10-K
                                                        -------------
CARLISLE PLASTICS, INC. AND SUBSIDIARIES

Independent Auditors' Report                                  14

Consolidated Balance Sheets at December 31, 1995
     and 1994                                                 15

Consolidated Statements of Operations for the years
     ended December 31, 1995, 1994 and 1993                   16

Consolidated Statements of Stockholders' Equity for
     the years ended December 31, 1995, 1994 and 1993         17

Consolidated Statements of Cash Flows for the
     years ended December 31, 1995, 1994 and 1993             18

Notes to Consolidated Financial Statements               19 - 29

CARLISLE PLASTICS, INC. AND SUBSIDIARIES

Consolidated Financial Statement Schedules:
     Schedule II   Valuation and Qualifying Accounts          30

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Carlisle Plastics, Inc.


We have audited the accompanying consolidated balance sheets of Carlisle Plastics, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at
Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Carlisle Plastics, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 16, 1996

                  CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share amounts)

                                                     December 31,
                                                  1995         1994
                                               ---------    ---------
ASSETS
Current assets:
  Cash and equivalents                         $   1,842    $   4,488
  Receivables--net of allowances of
    $3,311 in 1995 and $4,055 in 1994             49,171       55,789
  Inventories                                     41,885       56,538
  Deferred income taxes                            6,054        2,074
  Other current assets                             5,782        5,534
                                               ---------    ---------
Total current assets                             104,734      124,423
Property, plant and equipment--net               124,443      139,327
Goodwill--net                                     59,517       66,117
Other assets--net                                  5,745       11,125
                                               ---------    ---------
TOTAL ASSETS                                   $ 294,439    $ 340,992
                                               =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt            $   8,910    $   9,563
  Accounts payable                                31,785       37,999
  Other accrued liabilities                       11,122       11,634
  Restructuring accrual                            8,086           --
                                               ---------    ---------
     Total current liabilities                    59,903       59,196
                                               ---------    ---------
Long-term debt--net of current portion           183,784      198,277
                                               ---------    ---------
Deferred income taxes                              4,306       11,206
                                               ---------    ---------
Other noncurrent liabilities                       1,580        2,053
                                               ---------    ---------
Commitments and contingencies (Notes 4, 7 and 9)

Stockholders' equity:
  Preferred stock--par value $.01;
    10,000,000 shares authorized,
    no shares issued or outstanding
  Class A common stock--par value $.01;
    50,000,000 shares authorized,
    8,353,973 and 8,193,733 issued and
    outstanding in 1995 and 1994,
    respectively                                      84           82
  Class B common stock--par value $.01;
    20,000,000 shares authorized,
    9,500,312 and 9,510,552 issued and
    outstanding in 1995 and 1994,
    respectively                                      95           95
  Additional paid-in capital                      69,107       68,359
  Retained earnings (deficit)                    (24,420)       1,724
                                               ---------    ---------
     Total stockholders' equity                   44,866       70,260
                                               ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 294,439    $ 340,992
                                               =========    =========

See notes to consolidated financial statements.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                              Year Ended December 31,
                                            1995        1994        1993
                                         ---------   ---------   ---------
Net sales                                $ 426,272   $ 387,664   $ 360,895
Cost of goods sold                         342,775     290,586     261,987
                                         ---------   ---------   ---------
Gross profit                                83,497      97,078      98,908
Operating expenses                          62,075      69,372      64,467
Goodwill and other amortization              3,113       3,108       2,970
Pension termination expense - net              951          --          --
Restructuring                               33,935          --          --
                                         ---------   ---------   ---------
Operating income (loss)                    (16,577)     24,598      31,471
Interest expense                            23,038      19,419      22,549
Other income                                  (876)       (168)       (369)
                                         ---------   ---------   ---------
Income (loss) before provision
  for income taxes, extraordinary
  item and cumulative effect of change
  in accounting principle                  (38,739)      5,347       9,291
Provision (benefit) for income taxes       (12,646)      2,348       3,459
                                         ---------   ---------   ---------
Income (loss) before extraordinary item
  and cumulative effect of
  change in accounting principle           (26,093)      2,999       5,832
Extraordinary item - early retirement
  of debt (net of income tax benefit
  of $1,574 and $138 in 1994 and 1993,
  respectively)                                 --      (2,462)       (234)
Cumulative effect of change in
  accounting principle relating to
  income taxes                                  --          --       1,586
                                         ---------   ---------   ---------
Net income (loss)                        $ (26,093)  $     537   $   7,184
                                         =========   =========   =========
Income (loss) per common share:
  Before extraordinary item and
    change in accounting principle       $   (1.47)  $     .17   $     .33
    Extraordinary item                          --        (.14)       (.01)
    Change in accounting principle              --          --         .09
                                         ---------   ---------   ---------
    Net income (loss)                    $   (1.47)  $     .03   $     .41
                                         =========   =========   =========
Average number of common and common
  equivalent shares outstanding             17,731      17,695      17,737
                                         =========   =========   =========

See notes to consolidated financial statements.

                 CARLISLE PLASTICS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (In thousands)


                                                  Addition  Retained
                                 Common Stock      Paid-In   Earning
                               Class A  Class B    Capital  (Deficit)   Total
                              --------  --------  --------  --------  --------
Balance, January 1,1993       $     76  $    100  $ 67,861  $ (5,858) $ 62,179
Class B shares converted
  to Class A shares                  4        (4)       --        --        --
Exercise of stock options           --        --        43        --        43
Foreign currency translation
  adjustment                        --        --        --      (140)     (140)
Net income                          --        --        --     7,184     7,184
                              --------  --------  --------  --------  --------
Balance, December 31, 1993          80        96    67,904     1,186    69,266
Class B shares converted
  to Class A shares                  1        (1)       --        --        --
Exercise of stock options            1        --       455        --       456
Foreign currency translation
  adjustment                        --        --        --         1         1
Net income                          --        --        --       537       537
                              --------  --------  --------  --------  --------
Balance, December 31, 1994          82        95    68,359     1,724    70,260
Exercise of stock options            2        --       748        --       750
Foreign currency translation
  adjustment                        --        --        --       (51)      (51)
Net loss                            --        --        --   (26,093)  (26,093)
                              --------  --------  --------  --------  --------
Balance, December 31, 1995    $     84  $     95  $ 69,107  $(24,420) $ 44,866
                              ========  ========  ========  ========  ========

See notes to consolidated financial statements.

                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                1995        1994        1993
                                             ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                            $ (26,093)  $     537   $   7,184
Adjustments to reconcile net income
  (loss) to net cash flows from
  operating activities:
  Depreciation and amortization                 23,541      21,546      19,402
  Restructuring charge                          33,935          --          --
  Deferred income taxes                        (10,881)        788       1,263
  Gain on sale of fixed assets                    (876)         --          --
  Bad debt expense                                 780       1,598         969
  Write-off of deferred financing costs             --       1,331         122
  Change in accounting principle                    --          --      (1,586)
  Other                                            (51)          1        (140)
  Changes in assets and liabilities
    after effect of restructuring:
    Receivables                                  2,173     (10,617)       (664)
    Inventories                                 10,003     (13,506)     (1,932)
    Other current assets                           357        (210)      1,513
    Accounts payable                            (6,214)      3,890         132
    Other accrued liabilities                   (2,637)     (1,288)     (5,064)
    Other assets                                   717      (1,005)     (1,705)
                                             ---------   ---------   ---------
Net cash provided by operating activities       24,754       3,065      19,494
                                             ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and
  equipment                                    (15,813)    (19,095)    (15,274)
Proceeds from sale of fixed assets               3,104          --          --
Purchase of minority interest of subsidiary         --      (3,221)         --
Sale of assets of trucking subsidiary               --          --       1,500
                                             ---------   ---------   ---------
Net cash used for investing activities         (12,709)    (22,316)    (13,774)
                                             ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt                          --      59,918         467
Repayments of long-term debt                   (14,568)    (84,567)     (6,241)
Net borrowings (repayments) under long-term
  working capital lines of credit                 (696)     38,163          --
Interest rate contracts settled                     --      (7,805)      2,000
Deferred financing costs                          (177)     (2,171)       (277)
Issuance of common stock                           750         456          43
Other                                               --          --         283
                                             ---------   ---------   ---------
Net cash (used for) provided by
  financing activities                         (14,691)      3,994      (3,725)
                                             ---------   ---------   ---------

CASH AND EQUIVALENTS:
Net (decrease) increase                         (2,646)    (15,257)      1,995
Balance, beginning of year                       4,488      19,745      17,750
                                             ---------   ---------   ---------
Balance, end of year                         $   1,842   $   4,488   $  19,745
                                             =========   =========   =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                $  19,538   $  20,511   $  21,946
Income taxes paid                            $   1,123   $     730   $   2,382


See notes to consolidated financial statements.

                   CARLISLE PLASTICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             (In thousands, except share and per share amounts)


1. BUSINESS ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Carlisle Plastics, Inc. (the "Company") is a leading producer of consumer and industrial products made from plastics. The Company's products include trash bags, packaging, garment hangers and sheeting used for home improvement, construction and agriculture. The Company's trash bag products include institutional lines, as well as the Company's own national consumer brands. In the fourth quarter of 1995, the Company elected to exit its private label grocery and plastic container businesses (Note 11). Sales are primarily in North America.

BASIS OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of American Western Corporation ("American Western"), Rhino-X Industries, Inc. ("Rhino-X"), Carlisle Plastics Funding Corporation ("CPFC"), A&E Products (Far
East) Ltd. ("Far East"), A&E -- Korea, Ltd. ("Korea"), A&E Philippines, Inc., Carlisle Costa Rica S.A., Carlisle Plastics Europe S.A., Carlisle Recycling de Mexico, S.A. de C.V., and Plasticos Bajacal, S.A. de C.V. ("Plasticos"). Significant intercompany transactions have been eliminated in consolidation.

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

CASH EQUIVALENTS

Cash equivalents include highly liquid investments with an original maturity of three months or less. The recorded amount approximates fair market value.

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

GOODWILL AND OTHER ASSETS

Goodwill arising from the excess purchase price over net assets of businesses acquired is amortized using the straight-line method principally over forty years. Accumulated amortization was $14,564 and $12,464 as of December 31, 1995 and 1994, respectively.

Included in other assets at December 31, 1995 and 1994 are $2,436 and $3,808 (net of accumulated amortization of $5,489 and $4,073), respectively, of deferred financing costs which are being amortized using the interest method over the term of the related debt.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (In thousands, except share and per share amounts)


REVENUE RECOGNITION

Revenues are generally recognized when products are shipped.

INCOME TAXES

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective January 1, 1993. The cumulative effect of adopting SFAS No. 109 was to increase 1993 net income by $1,586 ($.09 per share). Deferred tax assets and liabilities are determined based on the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates.

INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share is computed on the basis of the weighted average number of common and common equivalent shares, consisting of the dilutive effect of stock options outstanding.

ACCOUNTING PRONOUNCEMENTS

During 1995 the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 123 "Accounting for Stock Based Compensation." Management of the Company does not believe implementation of SFAS No. 121 will have a significant impact on the financial statements. With regard to SFAS No. 123, the Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock based transactions.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

2. INVENTORIES

Inventories consist of the following at December 31:

                                       1995           1994
                                     --------       --------
Raw materials                        $ 12,553       $ 21,823
Finished goods                         29,332         34,715
                                     --------       --------
Total                                $ 41,885       $ 56,538
                                     ========       ========

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (In thousands, except share and per share amounts)


3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31:

                                            1995           1994
                                          ---------     ---------
Land, buildings and improvements          $  48,455     $  40,586
Fixtures, machinery and equipment           154,489       179,372
Property under capital leases                 2,844         3,046
                                          ---------     ---------
Total                                       205,788       223,004
Less accumulated depreciation
  and amortization                          (85,268)      (84,606)
Construction-in-process                       3,923           929
                                          ---------     ---------
Property, plant and equipment- net        $ 124,443     $ 139,327
                                          =========     =========

Accumulated depreciation and amortization includes $1,867 and $1,911 at December 31, 1995 and 1994, respectively, relating to property under capital leases.

4. LONG-TERM DEBT

Long-term debt consists of the following at December 31:

                                                    1995        1994
                                                 ---------   ---------
Senior notes, interest at 10.25%,
  due 1997                                       $  90,000   $  90,000
Equipment sale and leaseback, interest
  at LIBOR plus 2.65%, due in installments
  through 1999                                      27,088      40,356
Accounts receivable securitization,
  interest at the weighted average rate
  of underlying issued commercial paper
  (5.9% at December 31, 1995) plus 1.25%
  to 2.0%, due 1999                                 35,367      38,163
Senior variable rate notes, interest at
  LIBOR plus 4.0%, due 1997                         19,100      19,100
Senior notes, interest at 10.25%, $15,000
  principal due 1997, net of unamortized
  discount                                          14,827      14,709
Capital expenditure loans, interest at
  fixed rates of 8.09% to 9.16%, due in
  installments through 1998                          2,370       3,021
Revolving credit agreement, interest at
  LIBOR plus 2.25% to 3.75%, due 1997                2,100          --
Capital lease obligation at implicit
  interest rate of 15%, due in installments
  through 1999                                       1,330       1,710
Other                                                  512         781
                                                 ---------   ---------
Subtotal                                           192,694     207,840
Less current portion                                 8,910       9,563
                                                 ---------   ---------
Total                                            $ 183,784   $ 198,277
                                                 =========   =========

LIBOR was 5.7% at December 31, 1995.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (In thousands, except share and per share amounts)


Borrowings under the accounts receivable securitization agreement are limited to the lesser of $45,000 or 85% of eligible accounts receivable, as defined by the agreement, which expires in April 1999. Interest is payable daily based upon the weighted average rate of the commercial paper, which is issued on the secured receivables under the terms of the agreement, plus 1.25% to 2.0% based upon borrowings. Outstanding borrowings under this agreement equalled the amount available at December 31, 1995 of $35,367.

Borrowings under the revolving credit facility are limited to the lesser of $25,000 or 50% of eligible inventories, as defined in the agreement, which expires in March 1997 and is collateralized by the Company's inventories. Interest is payable monthly at incremental rates of LIBOR plus 2.25% to 3.75%
based upon borrowings.   Under this facility, the Company may also execute
letters of credit up to $9,000. The letters of credit accrue interest payable monthly at incremental rates of 1.5% to 2.5%. Available and outstanding borrowings under the terms of this facility at December 31, 1995 were $15,812 and $2,100, respectively. Issued and outstanding letters of credit were $2,065 at December 31, 1995.

The use of proceeds received by the Company under the revolving credit and the accounts receivable securitization agreements are limited to funding working capital requirements. In addition, an unused facility fee of .25% is charged on any unused portion of the related agreements.

The sale and leaseback agreement requires monthly payments of variable principal plus interest at LIBOR plus 2.65% and is collateralized by the underlying equipment. The Company is also required to prepay principal semi-annually in an amount equal to 40% of consolidated net income, limited to $2,000 in each calendar year. The sale and leaseback agreement expires in April 1999. The net gain which was recorded in connection with the sale and leaseback agreement of $2,369 has been deferred and is being amortized over the term of the agreement.

The revolving credit, accounts receivable securitization and the sale and leaseback agreements contain cross default covenants which require the Company to meet certain financial tests. Such tests include the maintenance of minimum net worth, operating cash flow, limitations on capital expenditures and the payment of dividends. At December 31, 1995, the Company was in compliance with the required covenants.

The Company has 10.25% Senior Notes with face amounts of $15,000 and $90,000 (together, the "10.25% Notes"). The 10.25% Notes require interest payments semi-annually at a fixed rate of 10.25% and expire in June 1997. The 10.25% Notes may be redeemed at the option of the Company, in whole or in part, at 102.56% of the face amount through June 14, 1996 and par thereafter.
The Senior Variable Rate Notes are due in 1997 (the "1997 Notes"), with interest payable quarterly at LIBOR plus 4.0%. The 1997 Notes may be redeemed at the option of the Company, in whole or in part, at par plus accrued interest.

During 1994, the Company used available cash and proceeds received under the sale and leaseback agreement to retire $10,000 in variable rate notes, and $300 of 5.7% Industrial Revenue Bonds. The Company also retired $68,525 and $5,000 of its 13.75% Notes in 1994 and 1993, respectively. As a result of the early retirements of debt, the Company recorded extraordinary charges of $2,462 and $234 (net of taxes of $1,574 and $138, respectively) in 1994 and 1993, respectively.

                    CARLISLE PLASTICS, INC AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (In thousands, except share and per share amounts)


As of December 31, 1995, the aggregate annual payments due on long-term debt and the future minimum lease payments under capital lease obligations are as follows:

                                    Capital Lease Other Long-Term
                                     Obligations       Debt           Total
                                      ---------      ---------      ---------
Year ending December 31:
1996                                  $     494      $   8,597      $   9,091
1997                                        519        135,958        136,477
1998                                        545          8,786          9,331
1999                                        139         38,023         38,162
                                      ---------      ---------      ---------
Total minimum payments                    1,697        191,364        193,061
Less amount representing interest           367             --            367
                                      ---------      ---------      ---------
Total                                 $   1,330      $ 191,364      $ 192,694
                                      =========      =========      =========

Based upon available market information and borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was approximately $193,400 and $206,900 at December 31, 1995 and 1994, respectively.

5. EMPLOYEE BENEFIT PLANS

The Company maintained a noncontributory defined benefit pension plan which covered certain employees. Benefits payable were determined based on percentages of compensation for each year of service. During 1995, the Company elected to terminate the defined benefit plan. Accordingly, accumulation of benefits under the plan ceased effective March 31, 1995 and plan assets were subsequently distributed.

Components of net pension expense for the years ended December 31 are as follows:

                                           1995        1994        1993
                                         -------     -------     -------
Service cost                             $    84     $   415     $   355
Interest cost                                429         402         374
Actual loss (return) on plan assets         (368)         69        (543)
Deferred loss on plan assets                 (75)       (538)         --
Other - net                                  (60)        (60)         48
                                         -------     -------     -------
Net pension expense                      $    10     $   288     $   234
                                         =======     =======     =======

In addition to the net periodic pension expense in 1995, the Company recognized a gain on plan curtailment of $112 and a loss on settlement of $1,063. Cash contributions to the pension plan for the years ended December 31, 1995, 1994 and 1993 were $1,152, $0 and $122, respectively.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (In thousands, except share and per share amounts)


The Company also maintains defined contribution plans (the "Plans"). Full time employees of the Company who are not members of collective bargaining units are eligible to participate in the Plans after six months of employment. Under the Plans, a participant may elect to reduce annual compensation by 1% to 16% and have that amount contributed to the Plan by the Company on a pre-tax basis up to the maximum allowable deferral per the Internal Revenue Code. The Company matches employee contributions, for one of the Plans, at a rate of 50% of the employee's contribution up to 6% of the employee's salary. Employee contributions vest immediately, whereas employer contributions vest over three years. During the years ended December 31, 1995, 1994 and 1993, the Company's aggregate matching contributions were $424, $366 and $372, respectively.

6.  INCOME TAXES

Significant components of the Company's net deferred tax asset (liability) are comprised of the following as of December 31:


                                              1995                 1994
                                       ------------------  ------------------
                                                    Non-                Non-
                                        Current   Current   Current   Current
                                       --------  --------  --------  --------
DEFERRED TAX ASSETS:
Accruals not currently deductible      $  6,224  $     --  $  2,355  $     --
Operating loss carryforwards                 --    11,024        --     7,067
Alternative minimum tax credit
  carryforwards                              --     2,051        --     2,601
Foreign tax credit carryforwards             --       445        --        --
Differences between book and
  tax basis of property                      --       507        --       652
Other                                        --       335        --       406
                                       --------  --------  --------  --------
                                          6,224    14,362     2,355    10,726
                                       --------  --------  --------  --------
DEFERRED TAX LIABILITIES:
Differences between book and
  tax basis of property                      --   (16,942)       --   (19,302)
Deferred net loss on interest
  rate contract settlement                   --    (1,707)       --    (2,588)
Prepaid expenses                            (45)       --       (88)       --
Other                                      (125)      (19)     (193)      (42)
                                       --------  --------  --------  --------
                                           (170)  (18,668)     (281)  (21,932)
                                       --------  --------  --------  --------
Net deferred tax asset (liability)     $  6,054  $ (4,306) $  2,074  $(11,206)
                                       ========  ========  ========  ========

As of December 31, 1995, the Company had net operating loss carryforwards from a purchased subsidiary which expire in the years 2006 through 2008 in the amount of $9,862, which may be utilized to reduce consolidated taxable income to the extent of taxable income generated by the purchased subsidiary. The Company also had a consolidated net operating loss carryforward of $18,572 (of which $11,286 expires in 2009 and $7,286 expires in 2010), alternative minimum tax credits totaling $2,051, which have no expiration date, and foreign tax credit carryforwards of $445, which expire through 1999.

The Company has not provided a valuation allowance against net deferred tax assets because realization of the benefit is considered more likely than not.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (In thousands, except share and per share amounts)


The provision (benefit) for income taxes consists of the following for the years ended December 31:

                               1995        1994        1993
                             --------    --------    --------
Current:
Federal                      $ (2,107)   $   (333)   $  1,723
Foreign                           292         219         122
State                              50         100         351
                             --------    --------    --------
Total current                  (1,765)        (14)      2,196
                             --------    --------    --------
Deferred:
Federal                        (9,095)      2,233         903
State                          (1,786)        129         360
                             --------    --------    --------
Total deferred                (10,881)      2,362       1,263
                             --------    --------    --------
Total                        $(12,646)   $  2,348    $  3,459
                             ========    ========    ========

The provision (benefit) for income taxes differs from an amount computed at the statutory tax rate as follows:

                                           1995       1994      1993
                                          -----      -----     -----
Provision (benefit) using                 (35.0)%     35.0%     35.0%
  statutory tax rate
Graduated tax rate                          1.0       (1.0)     (1.0)
Goodwill amortization                       1.8       13.4       7.8
Goodwill written off in restructuring       4.0         --        --
State taxes, net of federal income
  tax benefit                              (3.0)       2.8       5.1
Reversal of valuation allowance              --         --      (3.6)
Settlement of certain tax audits           (2.7)        --        --
Other--net                                  1.3       (6.3)     (6.1)
                                          -----      -----     -----
Provision (benefit) for income taxes      (32.6)%     43.9%     37.2%
                                          =====      =====     =====

7. RELATED PARTY TRANSACTIONS

NOTE RECEIVABLE

At December 31, 1995, the Company had a note receivable from an officer and director of the Company, in the amount of $100, due August 1997. Interest is payable annually at a rate of 6%, compounded monthly.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (In thousands, except share and per share amounts)


MANAGEMENT FEES

In September 1995, the Company renewed a one year Management Agreement with Carlisle Plastics Management Corporation ("CPMC"), an affiliate of the Company. Under the terms of the agreement, CPMC receives an annual management fee of $750. Management fees paid by the Company to CPMC under the agreement were $750, $1,250 and $1,500 for the years ended December 31, 1995, 1994 and 1993, respectively.

The indentures for the 10.25% Notes require that management fees not exceed 2.0% of sales per year and that each affiliate execute a management fee subordination agreement.

8. STOCKHOLDERS' EQUITY

The Company's Class B common stock is one-for-one convertible to Class A common stock and has restrictions on transfers. Each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to twenty votes.

The Company maintains an incentive stock option plan (the "Incentive Plan") for key salaried employees and directors. The term of an incentive stock option may not exceed ten years. As of December 31, 1995, 1,880,000 shares of Class A Common Stock were reserved for issuance under the Incentive Plan.

A summary of options granted under the Incentive Plan is as follows:


                                     Number of Shares  Option Price Per Share
                                     ----------------  ----------------------
Outstanding at January 1, 1993             473,400          $5.00 - $9.50
  Granted                                  395,400          $5.31 - $6.00
  Cancelled or expired                     (68,500)         $5.00 - $9.50
  Exercised                                 (8,650)                 $5.00
                                         ---------
Outstanding at December 31, 1993           791,650          $5.00 - $9.50
  Granted                                  983,400          $4.00 - $7.44
  Cancelled or expired                    (460,800)         $5.00 - $7.66
  Exercised                                (85,200)         $5.00 - $6.00
                                         ---------
Outstanding at December 31, 1994         1,229,050          $4.00 - $9.50
  Granted                                  196,000          $4.38 - $5.53
  Cancelled or expired                     (93,400)         $5.00 - $7.00
  Exercised                               (150,000)                 $5.00
                                         ---------
Outstanding at December 31, 1995         1,181,650          $4.00 - $9.50
                                         =========

Exercisable at December 31, 1995           278,950          $4.00 - $7.44
                                         =========

In 1992, a director and officer was granted non-qualified options, which are not included in the above table, to purchase 400,000 shares of the Company's Class A Common Stock at $4.00 per share (the fair market value of the shares at the date of the agreement). At December 31, 1995, these options were fully vested.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (In thousands, except share and per share amounts)


9. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases various manufacturing facilities under noncancelable operating leases with varying terms through 2002. The following is a schedule of future minimum lease payments required under such operating leases:

         1996           $  4,542
         1997              3,967
         1998              3,689
         1999              1,890
         2000                431
         Thereafter          431
                        --------
         Total          $ 14,950
                        ========

Rent expense under operating leases totaled $5,359, $5,955 and $4,476 for 1995, 1994 and 1993, respectively.

LITIGATION

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

10.  CONCENTRATION OF CREDIT RISK

In December, 1994, the Company terminated an interest rate swap and corridor for $6,300. The swap agreement and corridor matched the principal and due date of the Company's 1992 10.25% Notes. The cost of the corridor ($1,500) and termination of the related agreements has been deferred and is amortized as an adjustment to interest expense over the remaining term of the 10.25% Notes.

In September 1993, the Company received $2,000 from the termination of an interest rate swap agreement which it had entered into in June 1993. This gain has been deferred and is being amortized through June 1997, the original term of the swap agreement.

For the years ended December 31, 1995, 1994 and 1993, the Company recorded as an increase (reduction) to interest expense $2,127, ($350) and ($751) relating to the interest rate agreements.

The Company had accounts receivable from a single customer of $5,912 and $4,055 at December 31, 1995 and 1994, respectively. Sales to this customer represented 10%, 7% and 7% of total sales for the three years ended December 31, 1995.
This customer has a history of timely payments to the Company, and the Company believes it has no unusual exposure to credit risk at December 31, 1995.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              (In thousands, except share and per share amounts)


11.  RESTRUCTURING CHARGE

During the fourth quarter of 1995, the Company recorded a $33,935 charge for restructuring relating to the exit of two unprofitable business units: private label grocery and containers. Principal items included in the charge are estimated contract termination costs, severance for workforce reductions, losses on contracts and the write-off of certain assets including goodwill. Sales related to the private label grocery and containers businesses for the year ended December 31, 1995 totaled $25,555 and $30,107, respectively, and operating losses before restructuring charges totaled $1,942 and $920, respectively. Management estimates that the cash generated from the sale of assets will cover the estimated cash requirements related to the restructuring. The balance of the restructuring liability as of December 31, 1995 was $8,086. The majority of these liabilities should be paid or settled during 1996.

12.  MINORITY INTEREST PURCHASE

On January 1, 1994 the Company purchased the remaining onethird minority interest shares of its subsidiary Rhino-X at a purchase price of $3.2 million.

                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   (In thousands, except per share amounts)

13.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                   Year Ended December 31, 1995
                                             Quarters
                            ------------------------------------------
                              First      Second     Third    Fourth(a)
                            ---------  ---------  ---------  ---------
Net Sales                   $ 103,160  $ 112,620  $ 112,417  $  98,075

Gross Profit                   23,374     22,077     20,586     17,460

Net (Loss) Income                 633      1,363     (1,079)   (27,010)

Net (Loss) Income per share $     .04  $     .08  $    (.06) $   (1.53)

- ---------------
(a) The fourth quarter included a $33,935 charge for restructuring and a $951 loss on termination and settlement of the Company's defined benefit pension plan.

                                    Year Ended December 31, 1994
                                              Quarters
                            ------------------------------------------
                              First      Second     Third      Fourth
                            ---------  ---------  ---------  ---------
Net Sales                   $  86,092  $  95,002  $ 104,258  $ 102,312

Gross Profit                   21,453     23,775     24,485     27,365

Income Before Extraordinary
  Item                             16      1,154        122      1,707
Net (Loss) Income              (2,446)     1,154        122      1,707

Income Per Share:
  Income Before
    Extraordinary Item      $     .00  $     .07  $     .01  $     .10
  Net (Loss) Income              (.14)       .07        .01        .10

                                  SCHEDULE II
                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)



                                   Balance at  Charged to Deductions  Balance
                                   Beginning   Costs and     From      at End
                                    of year     Expense  Reserves(a)  of Year
                                    --------   --------   --------   --------
YEAR ENDED DECEMBER 31, 1993:
  Allowance for doubtful accounts   $  2,600   $    969   $    544   $  3,025

YEAR ENDED DECEMBER 31, 1994:
  Allowance for doubtful accounts   $  3,025   $  1,598   $    568   $  4,055

YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful accounts   $  4,055   $    780   $  1,524   $  3,311

- ---------------
(a) Accounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserve.


                    CARLISLE PLASTICS, INC. AND SUBSIDIARIES
                              INDEX TO EXHIBITS

EXHIBIT
  NO.     DESCRIPTION
- -------   ---------------------------------------------------------------------
3.1     - Restated Certificate of Incorporation of Carlisle Plastics,
          Inc. dated as of May 16, 1991 (incorporated by reference to Exhibit
          3.1 to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1991 (hereinafter, the "1991 10-K")
3.2     - By-Laws of the Company (incorporated herein by reference to Exhibit
          3.2 to the Registration Statement of Form S-1, Registration No.
          33-27262, as filed with the Securities and Exchange Commission on
          February 27, 1989 (hereinafter, the "1989 S-1")).
10.1(a) - The Securities Purchase Agreement, dated as of March 23, 1990, between the Company and Kawajitsu Leasing (H.K.) Ltd. (incorporated by reference to Exhibit 10.1(a) to the Registration Statement on Form
          S-1, Registration No. 33-35966, as filed with the Securities and
          Exchange Commission on October 30, 1990 (hereinafter, the
          "1990 S-1")).
10.1(b) - The Securities Purchase Agreement, dated as of March 23, 1990 between the Company and Showa Leasing America, Inc. (incorporated by reference to Exhibit 10.1(b) to the 1990 S- 1).
10.2    - Securities Purchase Agreement, dated as of March 23, 1990, between the Company and each purchaser of the 1997 Notes (incorporated by reference to Exhibit 10.2 to the 1990 S-1).
10.3    - Indenture dated March 23, 1990, as supplemented by First Supplemental
          Indenture dated as of October 9, 1990, relating to the Company's
          Senior Variable Notes Due 1997 among the Company and the Bank of
          Montreal Trust Company, as trustee (incorporated by reference to
          Exhibits 4.2 and 4.3 to the 1990 S-1, respectively).
10.4    - Management Agreement dated as of September 1, 1995 between the
          Company and Carlisle Plastics Management Corporation (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1995).
10.5    - Restated 1991 Employee Incentive Plan (incorporated by reference to
          Exhibit 4(a) to the Registration Statement on Form S-8, Registration
          No. 3364890, as filed with the Securities and Exchange Commission on
          June 24, 1993).
10.6    - Indenture relating to the Company's 10 1/4% Senior Notes Due 1997 among the Company  and United States Trust Company of New York, as
          Trustee (a form of the Notes is contained as Exhibit A thereto)
          (incorporated by reference to Exhibit 4.1 to the Registration
          Statement on Form S-1, as amended, Registration No. 33-47627, as filed with The Securities and Exchange Commission on May 1, 1992).
10.7    - Credit Agreement dated as of March 9, 1994 by and among the Company, as borrower, A&E Products (Far East) Ltd. ("Far East"), Plasticos
          Bajacal S.A. de C.V. ("Plasticos"), Rhino-X Industries, Inc.
          ("Rhino-X"), A&E Korea, Ltd. ("Korea"), American Western Corporation
          ("American Western") and AWC Transportation Corporation ("AWCT"), as
          co-obligors, and General Electric Capital Corporation ("GECC"), as
          agent and lender, as amended by the First, Second, Third and Fourth
          Amendments to Credit Agreement and Security Agreement dated as of
          April 14, April 15, and October 25, 1994 and June 14, 1995,
          respectively, by and among the same parties (incorporated by reference to Exhibits 10.14 to the Company's Quarterly Reports on Form 10-Q for
          the quarters ended March 31, 1994 (hereinafter, the "March 1994
          10-Q"), June 30, 1994 and September 30, 1994 (hereinafter the
          "September 1994 10-Q") and Exhibit 10.12 of the Company's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1995 (hereinafter, the "June 1995 10-Q")) and the Fifth Amendment to the Credit
          Agreement dated November 13, 1995 (filed herewith).
10.8    - Revolving Credit Note dated March 9, 1994 in the amount of $55,000,000 issued by the borrowers under the Credit Agreement referenced in
          Exhibit 10.7 to GECC (incorporated by reference to Exhibit 10.15 to the March 1994 10-Q).

EXHIBIT
  NO.     DESCRIPTION
- -------   ---------------------------------------------------------------------
10.9    - Security Agreement dated as of March 9, 1994 by and among the borrowers under the Credit Agreement referenced in Exhibit 10.7 and
          GECC, as administrative agent, as amended by the First Amendment to
          Credit Agreement and Security Agreement dated as of April 14, 1994 by and among the same parities (included in Exhibit 10.7).
10.10   - Asset Purchase Agreements dated March 9, 1994 by and between the
          Company and American Western and Rhino-X (incorporated by reference to Exhibit 10.17 to the March 1994 10-Q).
10.11   - Contract Manufacturing Agreements dated March 9, 1994 by and between the Company and American Western and Rhino-X (incorporated by reference to Exhibit 10.18 to the March 1994 10-Q).
10.12   - Subordination Agreement dated as of March 9, 1994 by and among
          GECC, the Company, Far East, Plasticos, Rhino-X, Korea, American
          Western and AWCT (incorporated by reference to Exhibit 10.19 to the
          March 1994 10-Q).
10.13   - Equipment Lease Agreement dated as of April 4, 1994, as amended by the First Amendment and Amendment No. 2 dated as of August 17 and
          October 25, respectively, by and between the Company and GECC
          (incorporated by reference to Exhibits 10.20 to the March 1994 10-Q and the September 1994 10-Q) and amendments dated as of June 14,
          November 13, December 1, and December 29, 1995 (filed herewith).
10.14   - Equipment Sublease Agreements dated as of April 4, 1994, as amended by amendments dated as of August 17 and October 25, 1994, by and between the Company and American Western and Rhino-X (incorporated by reference to Exhibits 10.21 to the March 1994 10-Q and September
          1994 10-Q) and amendments dated as of June 14 and November 13, 1995
          (filed herewith).
10.15   - Bills of Sale dated April 4, 1994 by the Company, American Western and Rhino-X (incorporated by reference to Exhibit 10.22 to the March
          1994 10-Q).
10.16   - Subordination Agreement dated as of April 4, 1994 by and among GECC, the Company, Far East, Plasticos, Rhino-X, Korea, American Western
          and AWCT (incorporated by reference to Exhibit 10.23 to the March
          1994 10-Q).
10.17   - Subsidiary Guarantees dated as of April 4, 1994 by American Western and Rhino-X in favor of GECC (incorporated by reference to Exhibit
          10.24 to the March 1994 10-Q).
10.18   - Receivables Funding and Servicing Agreement dated as of April 14,
          1994, as amended by Amendment No. 1 and Amendment No. 2 dated as of
          October 25, 1994 and June 14, 1995, respectively, by and among
          Carlisle Plastics Funding Corporation ("CPFC"), as Borrower, Redwood
          Receivables Corporation ("Redwood"), as Lender, the Company, as
          Servicer, and GECC, as Operating Agent and Collateral Agent
          (incorporated by reference to Exhibits 10.25 to the March 1994 10-Q and September 1994 10-Q and Exhibit 10.23 to the June 1995 10-Q) and
          Amendment No. 3 dated as of November 13, 1995 (filed herewith).
10.19   - Note dated October 25, 1994 in the amount of $45,000,000 issued by
          CPFC to Redwood pursuant to the Receivables Funding and Servicing
          Agreement referenced in Exhibit 10.18 (incorporated by reference to
          Exhibit 10.26 to the September 1994 10-Q).
10.20   - Receivables Sale Agreement dated as of April 14, 1994, as amended by Amendment No. 1 dated as of October 25, 1994, by and between the
          Company and CPFC (incorporated by reference to Exhibits 10.27 to the
          March 1994 10-Q and September 1994 10-Q).
10.21   - Note dated October 25, 1994 in the amount of $45,000,000 issued by the Company to CPFC pursuant to the Receivables Sale Agreement referenced in Exhibit 10.20 (incorporated by reference to Exhibit
          10.28 to the September 1994 10-Q).
10.22   - Employment Agreement dated September 12, 1994 by and between the
          Company and Clifford A. Deupree (incorporated by reference to Exhibit
          10.27 to the 1994 S-4).

EXHIBIT
  NO.     DESCRIPTION
- -------   ---------------------------------------------------------------------
10.23   - Employment Agreement dated September 12, 1994 by and between the
          Company and Patrick J. O'Leary (incorporated by reference to Exhibit
          10.28 to the June 1995 10-Q).
10.24   - Equipment Lease Agreements dated May 19, 1995 by and between the
          Company and PHOENIXCOR, Inc. in the amount of $6,000,000 and
          $1,500,000 (incorporated by reference to Exhibits 10.29(a) and
          10.29(b) to the June 1995 10-Q).
11      - Statement re: Computation of Per Share Earnings.
18      - Letter re: Change in Accounting Principles (incorporated by reference to Exhibit 18 of the 1989 S-1).
21      - Subsidiaries of the Company.
23      - Consent of Deloitte & Touche LLP.
27      - Financial Data Schedule.
