Form 10-K/A
period 1995-12-31
CARLISLE PLASTICS INC
filed 1996-07-01
CIK 846902

ANNUAL REPORT ON FORM 10-K/A



                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549
                                   _______________
                                     FORM 10-K/A

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



                            CARLISLE PLASTICS, INC.



Date  June 28, 1996                /s/ PATRICK J. O'LEARY
      -----------------            -------------------------
                                   Patrick J. O'Leary
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Office) and
                                   Director